Form 10QSB
period 2000-02-29
UNITED VENTURES GROUP INC /CO/
filed 2000-06-30
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ended February 29, 2000
                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the transition period from to
                                                           --------

                         Commission file number: 0-27773
                                                 -------

                           UNITED VENTURES GROUP, INC.
                           ---------------------------
             (Exact Name of Registrant as Specified in its Charter)

                         ADVANCED CEILINGS SUPPLIES CORP
                         -------------------------------
                     (Prior name of corporation pre-merger)

                 Colorado                           84-1516192
                 --------                          -----------
       State or other jurisdiction of             (I.R.S. Employer
       incorporation or organization             Identification No.)

                  131 West 35th Street                   10001
                ------------------------------------------------
               (Address of Principal Executive Office) (Zip Code)

                                 (212) 736-0880
                                 --------------
               (Registrant's telephone number including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                  Yes    X                        No
                     -----------

         The number of shares of registrant's Common Stock, no par value, outstanding as of June 29, 2000 was 672 shares.

                         ADVANCED CEILING SUPPLIES, INC.
                                   FORM 10-QSB
                                February 29, 2000

                                     INDEX
                                                                           PAGE
                                                                          NUMBER

PART I.  FINANCIAL INFORMATION


Item 1.  Consolidated Financial Statements (Unaudited)

         Balance Sheet as of February 29, 2000 and
         August 31, 1999                                                      2

         Statement of Operations for the six-months  ended February 29,
         2000,  February  28, 1999 and  Cumulative  from August 9, 1995
         (Inception) to February 29, 2000                                     3

         Statement of Cash Flows for the Six months ended  February 29,
         2000,  February  28, 1999 and  Cumulative  from August 9, 1995
         (Inception) to February 29, 2000                                     4

         NoteS to Financial Statements                                        5

Item 2.  Management's Discussion and Analysis or plan of operations           6

PART II. OTHER INFORMATION

Item 6.  Exhibits and reports on Form 8-K                                     7

Signatures                                                                    8

Financial Data Schedule                                                       9

                         ADVANCED CEILING SUPPLIES, INC.
                         (A Development Statge Company)

                                  BALANCE SHEET


                                     ASSETS




                                                   February 29,       August 31,
                                                       2000              1999
                                                   -----------------------------
                                                    (Unaudited)

CASH                                             $       205       $        205
                                                   ==============   ============


                      LIABILITIES AND SHAREHOLDERS' EQUITY


SHAREHOLDERS' EQUITY:
  Common stock, no par value, 1,000 shares
   authorized, 672 shares issued and
   outstanding                                   $       300       $        300
  Accumulated deficit                                    (95)               (95)
                                                   --------------   ------------
   TOTAL SHAREHOLDERS' EQUITY                            205                205
                                                   --------------   ------------
                                                 $       205       $        205
                                                   ==============   ============















                       See Notes to Financial Statements.
                                        2

                         ADVANCED CEILING SUPPLIES, INC.
                         (A Development Statge Company)

                            STATEMENTS OF OPERATIONS

                                   (Unaudited)


                                                                    Cumulative
                                   Six Months Ended                    from
                               ---------------------------------  (Inception) to
                               February 29,      February 28,       February 29,
                                  2000              1999                2000
                               ---------------    --------------   -------------

REVENUE                       $       -         $      -         $         -
                               ---------------   ---------------   -------------

EXPENSES:
 General and
  administrative                      -                -                   95
                               ---------------   ---------------   -------------
  TOTAL EXPENSES                      -                -                   95
                               ---------------   ---------------   -------------

NET LOSS                      $       -        $       -         $         95
                               ===============   ===============   =============

BASIC NET LOSS PER SHARE:     $       -        $       -         $          0.14
                               ===============   ===============   =============

WEIGHTED AVERAGE SHARES
 USED IN COMPUTATION                 672              672                 672
                               ===============   ===============   =============













                       See Notes to Financial Statements.
                                        3

                         ADVANCED CEILING SUPPLIES, INC.
                         (A Development Statge Company)

                            STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                    Cumulative
                                                                       from
                                    Six Months Ended              August 9, 1995
                           ----------------------------------     (Inception) to
                              February 29,      February 28,        February 29,
                                 2000              1999                 2000
                           ------------------  --------------     --------------

CASH FLOWS FROM
 OPERATING ACTIVITIES:
  Net loss                $       --          $     --            $         (95)
                           ------------------  --------------     --------------


CASH USED IN
 OPERATING ACTIVITIES             --                --                      (95)
                           ------------------  --------------     --------------

CASH FLOWS FROM
 FINANCING ACTIVITIES:
  Proceeds from
   officer's advances             --                --                       --
CASH FLOW FROM
 FINANCING ACTIVITIES:
  Common stock issued
   for cash                       --                --                      300
                           ------------------  --------------     --------------

CASH PROVIDED BY
 FINANCING ACTIVITIES             --                --                      300
                           ------------------  --------------     --------------

NET DECREASE  IN CASH             --                --                      205

CASH AT BEGINNING OF YEAR        205               205                       --
                           ------------------  --------------     --------------

CASH AT END OF PERIOD     $      205         $     205           $          205
                           ================== ===============     ==============












                       See Notes to Financial Statements.

                         ADVANCED CEILING SUPPLIES, INC.
                         -------------------------------
                          (A Development Stage Company)

                    NOTE TO CONSOLIDATED FINANCIAL STATEMENTS

                                February 29, 2000

                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10-QSB and
         Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures required for annual financial statements. These financial statements should be read in conjunction with the financial statements and related footnotes for the year ended August 31, 1999 included in form 10SB12G filed on December 27, 1999.

         In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) necessary to present fairly the Company's financial position as of February 29, 2000 and the results of operations and cash flows for the six-month periods ended February 29, 2000 and February 28, 1999 have been included.

         The results of operations for the six-months periods ended February 29, 2000, are not necessarily indicative of the results to be expected for the full year ended August 31, 2000.

         On April 11, 2000, Advanced Ceiling Supplies Corp. ("ACSC"). completed a merger with United Ventures Group, Inc., ("UVGI"). The transaction was consummated pursuant to a share purchase agreement that was entered into by and among UVGI, a Delaware corporation, ACSC, a
         Colorado corporation and certain shareholders of ACSC. ACSC was subsequently merged with and into UVGI.

Item. 2   PLAN OF OPERATIONS

          As of the date of this report, the Company's plan is to find another entity to merge with. Subsequent to the date of this report, on April 11, 2000, Advanced Ceiling Supplies Corp. completed a merger with United Ventures Group, Inc. The transaction was consummated pursuant to a share purchase agreement that was entered into by and among United Ventures Group, Inc., a Delaware corporation, Advanced Ceiling Supplies Corp., a Colorado corporation and certain shareholders of Advanced Ceiling Supplies Corp. Advanced Ceiling was subsequently merged with and into United Ventures.

          As of the date of this report, the Company does not have any product research and development plans, does not expect to purchase or sell plant and significant equipment and does not expect significant changes in its number of employees.

PART II - OTHER INFORMATION


Item 1.           LEGAL PROCEEDINGS
                  -----------------

                           Not applicable

Item 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS
                  -----------------------------------------

                           Not applicable

Item 3.           DEFAULTS UPON SENIOR SECURITIES
                  -------------------------------

                           Not applicable

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
                  ---------------------------------------------------

                           Not applicable

Item 5.           OTHER INFORMATION
                  -----------------

                           Not applicable

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K
                  --------------------------------

                            (a)             Exhibits:

                           Number           Description

                            27               Financial Data Schedule

                            (b)              Reports on Form 8-K

          No reports on Form 8-K were filed during the quarter ended February 29, 2000.

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                     UNITED VENTURES GROUP, INC.



Date: June 30, 2000                                  /s/Isaac Nussen,
                                                     President


                                                     /s/George Weisz
                                                     Secretary