Form 10KSB
period 2000-04-07
UNITED VENTURES GROUP INC /CO/
filed 2000-08-09
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[ ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
      EXCHANGE ACT OF 1934


[X]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

For the transition period from August 31, 1999 to April 7, 2000

Commission file number 0-28663

                          UNITED VENTURES GROUP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

          Delaware                                           84-1516192
-----------------------------                         -------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                          Identification No.)

131 West 35th Street, New York, NY                                95035
-------------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: 212-736-0880

Securities registered under Section 12(b) of the Exchange Act: Common Stock, $.001 par value

Securities registered under Section 12(g) of the Exchange Act: None

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X           No
                                -----           ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's  revenues for its most recent fiscal year December 31, 1999:
$6,980,670 on a pro forma basis, including the revenues of Advanced Ceilings Supplies Corp. and the issuer.

     The aggregate market value as at June 30, 2000 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $8,222,244.01 calculated on the basis of the closing price of such stock on the Nasdaq Bulletin Board on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's Common Stock as at June 30, 2000 was 97,590,681.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

Transitional Small Business Disclosure Format   Yes X       No
                                                   ----         ---

                           FORWARD LOOKING STATEMENTS

           Certain statements in this Report under the captions "Item 1. Business," "Item 2. Properties" and "Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations," and elsewhere in this Report constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act"). Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause the actual result, performance or achievements of the Company, or industry trends and results, to be materially different from any future results, trends, performance or achievements expressed or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, the following: general economic and business conditions; industry conditions and trends; competition; changes in business strategy or development plans; availability, terms and deployment of debt and equity capital; relative values of the United States currency to currencies in the countries in which the Company's customers and competitors are located; availability of qualified personnel; changes in, or the failure to comply with, government regulations. These and certain other factors are discussed from time to time in this Report and from time to time in other Company reports hereafter filed with the Securities and Exchange Commission. The Company does not assume an obligation to update the factors discussed in this Report and other factors referenced in this Report.

           When used in this Report, the words "may", "will, "expect," anticipate," "continue," "estimate," "project," "intend", "strategy" and "pro forma" and similar expressions are intended to identify forward-looking statements regarding events, conditions and financial trends that may affect the Company's future plans of operations, business strategy, operating results and financial position. Any forward looking statements are not guarantees of future performance and are subject to risks and significant uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors.

                                     PART 1
                                     ------

ITEM 1. BUSINESS
----------------

         The Company was incorporated in May 1996 under the name Travelnet International, Corp. In 1998 the Company discontinued as a tour organizer and changed its name to United Ventures Group, Inc. In November 1998, the Company acquired all of the outstanding shares of common stock of Shilaat Corp., a New York corporation, in exchange for the issuance of 3,750,000 shares of common stock of the Company. Shilaat Corp. is not an operating entity but owns all of the outstanding shares of common stock of Jarnow Corp., the Company's only active subsidiary. Between November 1993 and April 1994, Jarnow acquired the assets of Ultimar Creations, Inc., a manufacturer of fashion earrings and rings, for a consideration of approximately $1,575,000, the assets of the American Charm division of Goldline

Co., a manufacturer of charms, for a consideration of approximately $394,000, and the assets of Joe Eisenberger & Co., Inc., a manufacturer of staple earrings and rings for a consideration of approximately $2,948,000.

         On April 7, 2000, the Company completed a merger with Advanced Ceilings Supplies Corp. ("ACSC"). ACSC was incorporated in Colorado to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic business. As of the date of the merger, ACSC had not yet commenced any formal business operations. The transaction was consummated pursuant to a Share Purchase Agreement (the "Agreement") that was entered into by and among the Company, ACSC and certain shareholders of ACSC on April 3, 2000. Pursuant to the Agreement, the Company acquired 660 shares of common stock of ACSC for $163.69 per share, which constituted 98.2% of the issued and outstanding common stock of ACSC. The Company purchased the remaining 12 shares of common stock of ACSC at $163.69 per share from certain other shareholders of ACSC pursuant to various Sale Agreements dated April 6, 2000. ACSC was subsequently merged with and into the Company and the ACSC's name was changed to United Ventures Group, Inc. The source of cash consideration for the merger was from working capital of the Company. At the time of the merger, ACSC elected to adopt the Company's December 31 fiscal year rather than ACSC's August 31 fiscal year. Accordingly, this Transition Report on Form 10-KSB is being filed pursuant to Rule 13a-10(f) of the Securities Exchange Act of 1934 to file audited financial statements of ACSC for the period September 1, 1999 through April 7, 2000.

         The Company, through its wholly owned subsidiary, Jarnow Corp. is a manufacturer, designer and distributor of karat gold jewelry in the United States. It offers its customers a large selection of jewelry styles, consistent product quality and prompt delivery of product orders. The principal product line is a wide assortment of 14 karat gold earrings, charms, bracelets and rings. The Company offers over 1000 styles of gold charms, earrings, bracelets and rings, with the majority of such products retailing between $50 and $300. Some of the gold jewelry is accented with colored gemstones.

         Customers and Markets. The Company's customers include mass merchandisers such as JC Penny Company, Inc. and Sears, discount stores, home shopping networks such as QVC, warehouse clubs and jewelry wholesalers and distributors. In fiscal 1998 and 1999, the Company's five largest customers accounted for approximately 53% and 57.85% of net sales, respectively. In 1998 and 1999, the largest customer, JC Penny Company, Inc., accounted for approximately 21% and 16% of our sales, respectively. In 1998 and 1999, Design by FMC accounted for sales of approximately 13.2% and 12.7%, respectively. In 1999, AAN Ltd. accounted for approximately 10.1% of our sales. No other customer accounted for more than 10% of our sales in 1998 and 1999. The Company is dependent on these large customers and the loss of, or decreased orders from, the largest customers could have a material adverse effect on the business.

         Raw Materials. The principal raw materials purchased by the Company are gold and semi-precious stones. Approximately 90% of the Company's purchases are gold and 10% precious and semi-precious stones. The Company purchases both its gold requirements and its precious and semi-precious stones from Linea Nuova in Lima, Peru Republic Bank in New York, as well as other local and offshore suppliers in both small and large quantities. Gold acquired for manufacture is at least .9995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 14 karat gold of different colors. The Company's management believes these supplier relationships provide the Company with a substantial competitive advantage, including exclusivity in certain products and areas and favorable prices and terms. Therefore, the loss of a major vendor relationship could affect the Company's business. Historically, the Company has not experienced difficulty in purchasing desired products from its suppliers and believes it has good working relationships with its suppliers

         Trademarks. The Company owns United States trademarks for some of its various brand names including American Charm(R) and Jarnow(R) but these trademarks are not material to its business. The Company also uses various unregistered tradenames, trademarks and service marks.

         Competition. The Company encounters competition primarily from manufacturers with national and international distribution capabilities and, to a lesser extent, from small regional suppliers of jewelry. The principal competitive factors in the industry are price, quality, design and customer service. The Company's specialized customer service programs are important competitive factors in sales to non-traditional jewelry retailers, including television shopping networks and discount merchandisers. The Company believes its product lines are competitively priced. Many of the Company's competitors have greater financial resources and have more extensive research and development and marketing staffs than the Company.



         Environmental. Due to the manufacturing operations of the Company, the Company is required to comply with regulations relating to the disposal of waste water and hazardous wastes and operation of air exhaust systems. The Company is required to send samples of its wastewater to a laboratory certified by the State of New York for analysis on a semi-annual basis. In the past, this analysis has come back reporting acceptable levels of metals in waste waters. The only hazardous waste generated by the Company results from using cyanide in the bombing operation. Because the Cyanide waste is shipped to a precious reclaimer, the Company is exempt from such a regulations. The Company is required to obtain a permit from the New York City Department of Environmental Protection Bureau of Air Resources to operate any exhaust fans.

         Employees. The Company maintains an in-house design staff to create new designs for its products and to work closely with its senior officers and marketing personnel to develop new products meeting the needs of its customers. At December 31, 1999 the Company employed 38 full time employees. Of such employees, two were employed in management, three in sales and design, 29 in refining, machining, finishing, polishing, assaying, and fabricating, and 4 in administration.

ITEM 2.           PROPERTIES.
-------           -----------

         As of December 31, 1999, the Company's executive offices and the main production and distribution center for its jewelry is housed in leased facilities totaling approximately 20,000 square feet in New York, New York. The Company believes its facilities are adequate for its present needs.

ITEM 3.           LEGAL PROCEEDINGS.
------            -----------------

         The Company is involved in the following lawsuits and claims:

                  a) The Company is one of several defendants in a case filed on December 27, 1999, collectively alleging various causes of action which, in summary, allege that, in connection with a New Jersey real estate transaction that occurred in the later part of 1993, the Company and/or its principal were the recipients of certain sums of money that were initially fraudulently obtained (by a third party) from complainant. The petition seeks damages in the amount of $6,200,000.

                           On or about March 3, 2000, the Company, its principals and certain other defendants filed a motion to dismiss the Petition for lack of subject matter jurisdiction. No decision has been rendered on this motion. At this incipient stage of the litigation, it is too premature to evaluate the likelihood of an unfavorable outcome in the event this matter should go to trial or the likelihood of a favorable settlement prior to trial. The foregoing notwithstanding, management and the principals are of the belief that at least fifty-percent of the six million dollars in damages sought by the complainant is susceptible to dismissal by motion for summary judgment prior to completion of discovery and significantly before trial.

                  b) On or about February 4, 2000, a Preliminary Order of forfeiture (the "Order") was filed by the US Government pursuant to a Special Verdict of Forfeiture rendered by a jury. the Company is among the sixty-two items/entities listed in the Order to which the government asserts and entitlement and/or (undefined) ownership interest. Pursuant to the Order, the Company has thirty days from the final date of publication of the notice in a newspaper or receipt of actual notice from the government, by which to file a petition asserting claims to any right, title or interest in the properties listed in the order.

                           Management will timely file a Petition establishing the Company's prior right, title and interest to Jarnow Corporation, and will vigorously contest the as of yet undisclosed/unarticulated allegations underlying the Order.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------            ---------------------------------------------------

                  None.

                                     PART II
                                     -------

ITEM 5.           MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
------            ------------------------------------------------------------

                  The Company's Common Stock has been traded on the Nasdaq Electronic Bulletin Board under the symbol UVGI since October 7, 1998. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period in the period January 1, 1998 through December 31, 1999, as reported by Nasdaq. The Nasdaq quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                                  HIGH                  LOW
                                                  ----                  ---
                  Fiscal 1998
                  -----------
                  First Quarter                   1.50                 1.187
                  Second Quarter                  1.25                   .25
                  Third Quarter                    .3125                 .25
                  Fourth Quarter                  8.03                   .25

                  Fiscal 1999
                  -----------
                  First Quarter                   8.5                  1.50
                  Second Quarter                  4.50                 1.875
                  Third Quarter                   2.50                 0.625
                  Fourth Quarter                  1.00                 0.016

           There were approximately 75 holders of record of common stock as of December 31, 1999.

           Holders of common stock are entitled to dividends, when, as, and if declared by the Board of Directors out of funds legally available therefore. The holders of the Common Stock may not receive dividends until the holders of the Preferred Stock, if issued, receive all accrued but unpaid dividends. The Company has not paid any cash dividends on its common stock and, intends to retain earnings, if any, for the immediate future to finance the development and expansion of the business. In addition, the terms of convertible debentures prohibit the Company from paying dividends without the lender's consent.

         No securities that were not registered under the Securities Act have been issued or sold by the Registrant within the past three years except as follows:

         In November 1998, 3,750,000 shares of Common Stock of the Company was issued to three persons in exchange for all of the shares of Shilaat Corp. owned by them. This transaction was exempt under the Securities Act pursuant to
Section 4(2) thereof as a transaction not involving a public offering. The transaction was made without an underwriter and the certificates evidencing the shares bear a restrictive legend.

         From November 13 to December 11, 1998, the Company issued 595,066 shares to four persons for consideration of $650,000. The transaction was exempt under Regulation D, Rule 504, as an Exemption for a Limited Offering not exceeding $1,000,000.

         From January 6, to March 5, 1999 the Company issued 875,000 shares to seven persons for consideration of $350,000. The transaction was exempt under Regulation D, Rule 504, as an Exemption for a Limited Offering not exceeding $1,000,000.

         From February 4, 1999 to August 25, 1999 five persons lent the Company $750,000 in short term loans. These persons received 330,000 shares as an inducement to make the loans. These transactions were exempt under the Securities Act pursuant to Section 4(2) thereof, as transactions not involving a public offering. The transactions were made without an underwriter and the certificates evidencing the shares bear a restrictive legend.

         In February 1999 Taylor Stuart Financial received 100,000 restricted shares and warrants to purchase 100,000 shares at $2.50 per share, 100,000 shares at $4.00 per share and 100,000 shares at $5.50 per share, in consideration for providing financial consulting services to the Company. This transaction was exempt under the Securities Act, pursuant to Section 4(2) thereof as not involving a public offering. The Securities contain a restrictive legend.

         In April 1999 the Company sold 8% Convertible Debentures in the Principal amount of $1,300,000 and issued warrants to purchase 1,114,285 shares at $3.25 per share and 300,000 shares at $.70 per share to five persons. This transaction was exempt under Securities Act pursuant to Section 4(2) thereof as a transaction not involving a public offering. The transaction was made without an underwriter and the certificates evidencing the securities contain a restrictive legend.

         On September 30, 1999, the Company's finance company received a warrant to purchase 675,501 shares of common stock as part of a settlement of outstanding indebtedness. This transaction was exempt under the Securities Act, pursuant to Section 4(2), thereof, as not involving a public offering. The warrant contains a restrictive legend.

         In November 1999, the Company issued $680,000 aggregate principal amount of 8% Series B Convertible Debentures pursuant to Rule 504 of Regulation D promulgated under Securities Act of 1933, as amended ("Rule 504") and, subsequently, in December 1999 the Company issued $250,000 principal amount of common stock in a private placement under Rule 504. The private placements under Rule 504 were made solely to Investors in selected states, which, under their respective state laws, permit general solicitation and general advertising so long as sales are made only to "accredited investors" as that term is defined under Rule 501(a).

         The Company issued 200,000 shares of Series A Preferred Stock to two persons in March 1999 for nominal consideration. This transaction was exempt under the Securities Act, pursuant to Section 4(2) thereof as not involving a public offering. The Securities contain a restrictive legend.

         The aforementioned issuances and sales were made in reliance upon the exemption from the registration provisions of the Securities Act afforded by
Section 3(b) or 4(2) thereof and/or Regulation D promulgated thereunder, as transactions by an issuer not involving a public offering. The purchasers of the securities described above acquired them for their own account and not with a view to any distribution thereof to the public.

ITEM 6.           PLAN OF OPERATION
-------           -----------------

         As of the date of the balance sheet of ACSC filed herewith and the date of succesion ACSC did not have any product research and development plans, did not expect to purchase or sell plant and significant equipment and did not expect significant changes in its number of employees. It's sole plan was to identify an appropriate merger candidate.

ITEM 7.           FINANCIAL STATEMENTS
-------           --------------------

         The following financial statements of ACSC for the transition period are contained on the pages indicated.

                                                                           Page
                                                                           ----

         Report of Independent Certified Public Accountants                F-2

         Balance Sheet at April 7, 2000                                    F-3

         Statements of Income for the period September 1, 1999
         through April 7, 2000, for the year ended August 31, 1999,
         and for the period from August 9, 1995 to April 7,2000.           F-4

         Statements of Changes in Stockholders Deficit for the period
         from August 31, 1998 through April 7, 2000                        F-5

         Statements of Cash Flows for the period September 1, 1999
         through April 7, 2000, for the year ended August 31, 1999,
         and for the period from August 9, 1995 to April 7, 2000.          F-6

         Notes to Financial Statements                                     F-7

                        ADVANCED CEILING SUPPLIES, INC.
                        -------------------------------
                         (A Development Stage Company)

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                    Page number
                                                                    -----------
Independent Auditors' Report                                            F-2

Financial Statements:

      Balance Sheet                                                     F-3

      Statement of Operations                                           F-4

      Statement of Stockholders' Deficit                                F-5

      Statement of Cash Flows                                           F-6

      Notes to Financial Statements                                     F-7

                          INDEPENDENT AUDITORS' REPORT


To The Board of Directors and Stockholders
Advanced Ceiling Supplies, Inc.
New York, New York

         We have audited the accompanying balance sheet of Advanced Ceiling Supplies, Inc. (a development stage company) as of April 7, 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the period September 1, 1999 through April 7, 2000 and the year ended August 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Ceiling Supplies, Inc. as of April 7, 2000, and the results of its operations and its cash flows for the period September 1, 1999 through April 7, 2000 and the year ended August 31, 1999 in conformity with generally accepted accounting principles.

                                                /s/ Feldman Sherb & Co., P.C.
                                                -----------------------------
                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants

New York, New York
July 19, 2000

                         ADVANCED CEILING SUPPLIES, INC.
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  APRIL 7, 2000

                                     ASSETS
                                     ------

ASSETS                                                                           $                       -
                                                                                     ======================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

TOTAL LIABILITIES                                                                $                       -

STOCKHOLDERS' DEFICIT:
     Common stock, no par value, 1,000 shares,
         authorized, 672 shares issued and outstanding                                                 300
     Deficit accumulated during the development stage                                                 (300)
                                                                                     ----------------------
         Total stockholders' deficit                                                                     -
                                                                                     ----------------------

                                                                                 $                       -
                                                                                     ======================

                       See notes to financial statements.

                        ADVANCED CEILING SUPPLIES, INC.
                         (A Development Stage Company)
                            STATEMENTS OF OPERATIONS

                                                        For the period                                   Cumulative from
                                                       September 1, 1999                                 August 9, 1995
                                                            through                Year Ended            (Inception) to
                                                         April 7, 2000           August 31,1999           April 7, 2000
                                                       ------------------       --------------------    ----------------
                                                                                                           (Unaudited)
Revenues                                          $                     -  $                     - $                      -

General and administrative                                             205                       -                     300
                                                     ----------------------   ---------------------    --------------------
Net loss                                          $                   (205)$                     -                    (300)
                                                     ======================   =====================    ====================

Net loss per common share - BASIC
      and DILUTED                                 $                  (0.31)$                     - $                 (0.45)
                                                     ======================   =====================    ====================
Weighted average number of
      common shares outstanding                                        672                     672                     672
                                                     ======================   =====================    ====================

                       See notes to financial statements.

                         ADVANCED CEILING SUPPLIES, INC.
                          (A Development Stage Company)
                  STATEMENTS OF CHANGES IN STOCKHOLDERS DEFICIT
            FOR THE PERIOD FROM AUGUST 31, 1998 THROUGH APRIL 7, 2000

                                                           Common Stock                            Accumulated
                                                           ------------
                                                    Shares              Amount             Deficit              Total
                                                    ------              ------             -------              -----
Balance, August 31, 1998                                    672  $              300  $              (95) $              205

     Net loss                                                 -                   -                   -                   -
                                                ----------------   -----------------   -----------------   -----------------
Balance, August 31, 1999                                    672                 300                 (95)                205

     Net loss                                                 -                   -                (205)               (205)
                                                ----------------   -----------------   -----------------   -----------------
Balance, April 7, 2000                                      672  $              300  $             (300) $                -
                                                ================   =================   =================   =================

                       See notes to financial statements.

                         ADVANCED CEILING SUPPLIES, INC.
                          (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS

                                                               For the period                                 Cumulative from
                                                             September 1, 1999                                 August 9, 1995
                                                                  through               Year Ended             (Inception) to
                                                               April 7, 2000          August 31,1999           April 7, 2000
                                                               -------------          --------------           -------------
                                                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                            $                  (205)$                    -  $                  (300)

CASH FLOWS FROM FINANCING ACTIVITIES
     Common stock issued for cash                                              -                      -                      300

NET DECREASE IN CASH                                                        (205)                     -                        -

CASH - Beginning of period                                                   205                    205                        -

CASH - End of period                                     $                     - $                  205  $                     -
                                                            =====================  =====================    =====================

                       See notes to financial statements

                         ADVANCED CEILING SUPPLIES, INC.
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  APRIL 7, 2000


1.       ORGANIZATION AND DESCRIPTION OF BUSINESS
         ----------------------------------------

Advanced Ceiling Supplies, Inc. (the "Company"), a development stage company, was organized under the laws of the State of Colorado on August 9, 1995. The Company is in the development stage as defined in Financial Accounting Standards Board Statement No. 7. Their most recent fiscal year end was August 31, 1999.

On April 7, 2000 the Company completed a merger with United Ventures Group, Inc. ("UVGI"). The transaction was consummated pursuant to a share purchase agreement that was entered into by and among UVGI, a Delaware corporation, the Company, a Colorado corporation and certain shareholders of the Company. Under the agreement UVGI acquired 660 shares of the Company's common stock for $163.69 per share, which constituted 98.2% of the issued and outstanding common stock of the Company. The remaining 12 shares of the Company were purchased from certain other shareholders for $163.69 per share , pursuant to various sales agreements dated April 6, 2000. As a result of this transaction , UVGI received 100% of the total outstanding common stock of the Company, which was subsequently merged into UGVI. The Company's name was subsequently changed to United Ventures Group, Inc..

2.       SUMMARY OF SIGNIFIANT ACCOUNTING POLICIES
         -----------------------------------------

(a) Income Taxes - The Company utilizes the liability method of accounting for income taxes pursuant to Statement of Financial Accounting
         Standards No. 109, "Accounting for Income Taxes." Under this method, deferred income taxes are determined based on the difference between the financial, statements and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.

         As reflected in the accompanying statements of operations, the Company has incurred losses while in the development stage. Due to the limited operations of the Company and uncertainty surrounding the eventual utilization of its losses, a valuation allowance has been recorded to fully reserve for the deferred tax benefits generated by its net operating losses.

(b) Loss Per Share - The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share." Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.

(c) Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates and assumptions.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
                  ------------------------------------

              None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
              --------------------------------------------------

         The following information is presented with respect to the background of each of the directors and executive officers of the Company:

Name                                      Age                 Position
Isaac Nussen                               50                 President, CEO and Director

George Weisz                               60                 Chief Operating Officer, Vice President,
                                                              Secretary and Director

Eric J. Rothschild                         68                 Director

Martin Weisz                               32                 Treasurer and Chief Financial Officer

Israel Braun                               54                 Director

         Isaac Nussen has served as President, CEO and Director since November 1998. Since 1993 he also served in the same positions for Jarnow Corporation. He is responsible for our marketing and sales. Mr. Nussen served as an executive officer of other jewelry manufacturing companies for over 25 years.

         George Weisz (a.k.a. Ghidale Weisz) has served as Chief Operating Officer, Vice President and Secretary since November 1998. Since 1993 he also served in the same positions for Jarnow Corporation. He is responsible for day to day operations including development and manufacturing. Mr. Weisz served as an executive officer of other jewelry manufacturing companies for over 25 years.

         Eric J. Rothschild has served as a director since November 1998. For the past five years, and prior thereto, he has been a self-employed physician and a member of Orangeburg Orthopedic Associates.

         Martin Weisz has served as Treasurer and Chief Financial Officer since January 1999. During the past five years Mr. Weisz was vice president of Jarnow Inc., in charge of several major customer accounts. He is a signatory to all the Company's bank accounts and was involved in bank relations since he started with the Company.

         Israel Braun has served as a Director since November 1998. Since 1990 he has been the President of American Computer Forms, Inc., a distributor of stationary and computer paper.

         Mr. George Weisz and Mr. Isaac Nussen are brothers in law. Martin Weisz is George Weisz's son.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
-------------------------------------------------------

         There was no director, officer or beneficial owner of more than 10% of the class of equity securities of the Registrant that failed to file on a timely basis.

ITEM 10.      EXECUTIVE COMPENSATION.
              -----------------------

         The Summary Compensation Table below sets forth compensation paid by the Company for the three fiscal years ended December 31, 1999 for services in all capacities for its CEO and President. No other principal executive officer received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

-------------------------------- ------------------- -------------------- ------------------- -----------------
                                                                                Other
  Name and Principal Position           Year               Annual               Annual             Awards
                                                        Compensation         Compensation         Options
-------------------------------- ------------------- -------------------- ------------------- -----------------
         Isaac Nussen,                  1999             $ 250,000               none               none
           President             ------------------- -------------------- ------------------- -----------------
                                        1998             $  23,000               none               none
                                 ------------------- -------------------- ------------------- -----------------
                                        1997             $ 117,000               none               none
-------------------------------- ------------------- -------------------- ------------------- -----------------
         George Weisz,                  1999             $ 250,000               none               none
   Chief Operations Officer      ------------------- -------------------- ------------------- -----------------
                                        1998             $  23,000               none               none
                                 ------------------- -------------------- ------------------- -----------------
                                        1997             $ 117,000               none               none
-------------------------------- ------------------- -------------------- ------------------- -----------------

         Mr. Weisz and Mr. Nussen are entitled to receive an annual salary of $250,000 each, however they did not receive the entire salary allowed and are owned the amounts from the Company not paid by the Company in prior years.
In addition, both are entitled to receive a bonus of 2.5% of net profit (before taxes) in excess of $500,000 in each fiscal year commencing with the fiscal year ending December 31, 1999, cost of living increase, a life insurance policy in the face amount of $1,000,000 payable to them. In addition, on a change of control, in the event either or both Mr. Weisz or Mr. Nussen, terminates their employment with the Company, they will each be entitled to receive a lump sum payment equal to 290% of his average annual compensation for the five years preceding the date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         ---------------------------------------------------
         MANAGEMENT
         ----------

         The following table sets forth information, as at June 30, 2000 with respect to the shares of Common Stock which are beneficially owned by (i) any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) the executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation", below, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group:

              NAME AND ADDRESS             SHARES OWNED        PERCENT OF SHARES
              ----------------             ------------          BENEFICIALLY        PERCENT OF
                                                                    OWNED           VOTING POWER
                                                                    -----           ------------
GEORGE WEISZ                                 5,000,000               5.12%              32.12%(1)
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

ISAAC NUSSEN                                 5,000,000               5.12%              32.12%(1)
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

MARTIN WEISZ                                    -0-                   -0-                -0-
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

ERIC J. ROTHSCHILD                              -0-                   -0-                -0-
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

ISRAEL BRAUN                                   120,000                 *                 *
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

ALL OFFICERS AND DIRECTORS AS A             10,120,000              10.36%              64.24%
GROUP (5 PERSONS)
----------

* Less than one (1) percent

(1) Mr. Nussen and Mr. Weisz each owns 100,000 shares of Series A Preferreed Stock, allowing them the right to 54% of total votes. This preferred stock does not have the right to receive dividends, distributions or conversion rights.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

         On November 26, 1998, 2,250,000 shares of Common Stock of the Company was issued to George Weisz and Isaac Nussen (1,125,000 to each) in exchange for all of their issued and outstanding shares of Shilaat Corp., the parent company of Jarnow Corp. In addition, in November 1998, 1,500,000 shares of Common Stock of the Company was issued to Odyssey Acquisition Corp. in exchange for its shares of Shilaat Corp. Mr. Nussen and Mr. Weisz, each received 100,000 shares Series A Preferred Stock, for nominal consideration, allowing them the right to 54% of total votes. These preferred Stock do not have the right to receive dividends, distributions or conversion rights.

         At September 1999, the Company owed George Weisz and Isaac Nussen $3,626,056 in connection with certain interest free loans made to the Company. The loans are due on demand. These loans have been subordinated to senior debt of the factor.

         George Weisz and Isaac Nussen have personally guaranteed, without compensation, the indebtedness of the Company to its factor. In accordance with the terms of guarantee, in the event that payments are not made to the factor, Mr. Weisz and Mr. Nussen will be required to make such payments. On September 30, 1999 Mr. Nussen and Mr. Weisz also personally assumed approximately $3,477,000 of an obligation formerly due to the finance company as part of an agreement to terminate that loan. In addition, they have guaranteed the $2,000,000 note to the finance company issued by the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.
         ------------------------------------

                    (a)    Exhibits
                           --------

Exhibit
-------
Number         Description
------         -----------

*3.1            Certificate of Incorporation of the Registrant.
*3.2            Amendment to Certificate of Incorporation
*3.3            Bylaws of the Registrant.
*4.1            Form of Registrant's Common Stock Certificate.
*10.1           Stock Option Plan.
*10.2           Securities Purchase Agreement relating to the Debentures.
*10.3           Form of 8% Convertible Debentures.

*10.4           Form of Warrant between the Registrant and the Debenture Holder.
**10.5          Share purchase agreement dated April 3, 2000, by and among
                UVGI, Advanced Ceiling and the shareholders of Advanced
                Ceiling.
**10.6          Plan of Merger dated April 7, 2000.
**10.7          Form of Acceptance and Sale Agreement dated April 3, 2000.
  27            Financial Data Schedule.

* This exhibit has been incorporated by reference from Registration Statement on Form SB-2, file no. 333-92037, filed on December 3, 1999.

** This exhibit has been incorporated by reference from the Current Reports on Form 8-K, file no. 000-28663, Filed on June 15, 2000.

                    (b)    Reports on Form 8-K
                           -------------------

                           No Reports on Form 8-K were filed by the Company during the last fiscal quarter of the Company's fiscal year ended December 31, 1999.

                           Following the close of the fiscal year, the Company filed Current Reports on Form 8-K dated (date of earliest event reported) April 7, 2000 on April 10, 2000 reporting under Items 1, 6 and 7.

                           The Company also filed Current Reports on Form 8-K dated (date of earliest event reported) April 7, 2000 on June 15, 2000 reporting under Items 1,2,6 and 7, and containing the following financial statements:

                                    Consolidated Balance Sheet of the Company for the year ended December 31, 1999.

                                    Consolidated Statement of Operations for years ended December 31, 1998 and 1999.

                                    Consolidated Statements of Cash Flows for years ended December 31, 1998 and 1999.

                                    Unaudited Pro Forma Consolidated Balance
                                    Sheet as of March 31, 2000.

                                    Unaudited Pro Forma Consolidated Statement of Operations as of March 31, 2000.


                           The Company filed amendments on July 14, 2000 and July 18, 2000 to the Current Reports on Form 8-K filed on June 15, 2000.

SIGNATURES
----------

                    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             UNITED VENTURES GROUP, INC.

Dated: August 9, 2000

                                             By: /s/ Isaac Nussen
                                                -----------------------------
                                                Isaac Nussen
                                                President and Chief Executive
                                                Officer

                    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                   CAPACITY                                         DATE
---------                                   --------                                         ----

/s/Isaac Nussen
----------------------------------          President, Chief Executive Officer               August 9, 2000
Isaac Nussen                                and Director


/s/George Weisz
----------------------------------          Chief Operating Officer, Vice-President          August 9, 2000
George Weisz                                and Director


/s/ Martin Weisz
----------------------------------          Treasurer and Chief Financial Officer            August 9, 2000
Martin Weisz


/s/ Eric J. Rothschild
----------------------------------          Director                                         August 9, 2000
Eric J. Rothschild


/s/ Israel Braun
----------------------------------          Director                                         August 9, 2000
Israel Braun

                                  EXHIBIT INDEX

Exhibit
-------
Number         Description
------         -----------

 *3.1          Certificate of Incorporation of the Registrant.
 *3.2          Amendment to Certificate of Incorporation
 *3.3          Bylaws of the Registrant.
 *4.1          Form of Registrant's Common Stock Certificate.
 *10.1         Stock Option Plan.
 *10.2         Securities Purchase Agreement relating to the Debentures.
 *10.3         Form of 8% Convertible Debentures.
 *10.4         Form of Warrant between the Registrant and the Debenture Holder.
**10.5         Share Purchase Agreement dated April 3, 2000, by and among
               UVGI, Advanced Ceiling and the shareholders of Advanced
               Ceiling.
**10.6         Plan of Merger dated april 7, 2000.

**10.7         Form of Acceptance and Sale Agreement dated April 3, 2000.
  27           Financial Data Schedule.

* This exhibit has been incorporated by reference from Registration Statement on Form SB-2, file no. 333-92037, filed on December 3, 1999.

** This exhibit has been incorporated by reference from the current reports on Form 8-K, file no. 000-28663, filed on June 15, 2000.