Form 10QSB
period 2000-06-30
UNITED VENTURES GROUP INC /CO/
filed 2000-08-14
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 0-28663
                           UNITED VENTURES GROUP, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                          84-1516192
  (State of other jurisdiction of                          (I.R.S. Employer)
  incorporation or organization)                           Identification No.)

                              131 West 35th Street
                            New York, New York 10001
                    (Address of principal executive offices)

                                 (212) 736-0880

                (Issuer's Telephone Number, Including Area Code)
                                 Not Applicable
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 97,590,681 shares outstanding as of June 30, 2000; Series A Preferred Stock, $.001 par value per share - 200 shares outstanding as of June 30, 2000.

                           UNITED VENTURES GROUP, INC.

                                   FORM 10-QSB

                       FOR THE QUARTER ENDED June 30, 2000

PART I.  FINANCIAL INFORMATION                                                                     PAGE
                                                                                                   ----

Item 1.           Financial Statements.
                  Consolidated Balance Sheets as of June 30, 2000
                  and December 31, 1999                                                            F-2

                  Consolidated Statements of Operations for the Three Months ended June 30, 2000 and June 30, 1999 and the Six Months

                  ended June 30, 2000 and June 30, 1999                                            F-3


                  Consolidated Condensed Statements of Cash Flows for the Six Months
                  ended June 30, 2000 and June 30, 1999.                                           F-4

                  Notes to Financial Statements                                                    F-5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                           F-6

PART 11. OTHER INFORMATION

Item 1.           Legal Proceedings.                                                               F-7

Item 2.           Changes in Securities and Use of Proceeds.                                       F-7

Item 3.           Defaults upon Senior Securities.                                                 F-7

Item 4.           Submission of Matters  to a Vote of Security Holders.                            F-7

Item 5.           Other Information.                                                               F-7

Item 6.           Exhibits and Reports on Form 8-K.                                                F-7

                           UNITED VENTURES GROUP, INC.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                  June 30, 2000

                                     ASSETS
                                     ------

                                                                                                                 At 12/31/99
                                                                                                            ----------------
Current assets:
     Cash                                                                          $           6,734                  97,465
     Accounts receivable, net                                                              4,855,332               3,972,855
     Inventory                                                                             6,050,000               8,285,730
                                                                                   -----------------        ----------------
Total current assets                                                                      10,912,066              12,356,050

Property and equipment, net                                                                  426,177                 273,303

Other Assets:
Deferred financing cost                                                                      433,208                 551,354
Other                                                                                        227,750                  17,625
                                                                                   -----------------        ----------------
Total assets                                                                       $      11,999,201              13,198,332
                                                                                   =================        ================

                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------


Current liabilities:
     Accounts payable and accrued expenses                                         $         694,093               1,740,366
     Loans payable                                                                         2,126,224               4,310,688
     Convertible debentures                                                                  832,690               1,300,000
     Notes payable - financial institution                                                    50,000               6,380,538
                                                                                   -----------------        ----------------
Total current liabilities                                                                  3,703,007              13,731,592
                                                                                   -----------------        ----------------

                                                                                                                     297,636

Stockholders' equity:
     Common stock, $.001 par value -100,000,000 shares authorized,
       97,140,681 shares issued and outstanding                                               97,141                  24,931
     Preferred stock, $.001 par value - 5,000,000
       shares authorised, 200,000 Series A shares
       issued and outstanding                                                                    200                     200
     Additional paid-in capital                                                           18,144,122              10,520,067
     Deferred compensation expense                                                           (34,169)               (136,667)
     Accumulated deficit                                                                  (9,911,100)            (10,281,849)
                                                                                   -----------------        ----------------
Total stockholders' equity                                                                 8,296,194                (830,896)
                                                                                   -----------------        ----------------
Total liabilities and stockholders'
     equity                                                                        $      11,999,201              13,198,332
                                                                                   =================              ==========

                        See notes to financial statements

                           UNITED VENTURES GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                        Three Months Ended June 30,           Six Months Ended June 30,
                                                     ---------------------------------   -----------------------------------
                                                            2000             1999                2000             1999
                                                     ---------------  ----------------   ----------------  -----------------
         Net sales                                   $       825,554  $      1,237,103   $      5,874,404  $       3,028,642

         Cost of goods sold                                  364,145           908,035          4,250,782          2,246,148
                                                     ---------------  ----------------   ----------------  -----------------

         Gross profit                                        461,409           329,068          1,623,622            782,494

         Non cash compensation expense                       450,000                 -            450,000                  -

         Selling, general and administrative                 262,678         1,447,191            922,579          2,890,971

         Bad debt recovery                                  (700,000)                -           (700,000)                 -
                                                     ---------------  ----------------   ----------------  -----------------

         Income (loss) from operations                       448,731        (1,118,123)           951,043         (2,108,477)

         Interest expense                                    289,958           288,313            580,294          1,780,142

         Income (loss) before extraordinary items            158,773        (1,406,436)           370,749         (3,888,619)

         Extraordinary item - loss on early
           extinguishment of debt, net of taxes                    -                 -                  -           (640,402)
                                                     ---------------  ----------------   ----------------  -----------------

         Net income                                  $       158,773  $     (1,406,436)  $        370,749  $      (4,529,021)
                                                     ===============  ================   ================  =================

         Basic and diluted net income (loss) per share

                   Before extraodinary item          $          0.00 $           (0.21)  $           0.00 $            (0.59)
                                                     ---------------  ----------------   ----------------  -----------------
                   Extraordinary item                $          0.00 $           (0.00)  $           0.00 $            (0.10)
                                                     ---------------  ----------------   ----------------  -----------------
                   Net income (loss) per share       $          0.00 $           (0.21)  $           0.00 $            (0.69)
                                                     ===============  ================   ================  =================

         Weighted average common shares outstanding       97,140,681         6,643,326         97,140,681          6,643,326
                                                     ===============  ================   ================  =================

                        See notes to financial statements

                           UNITED VENTURES GROUP, INC.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Six months ended June 30,
                                                                      -------------------------
                                                                         2000           1999
                                                                      -------------------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss                                                       $     370,749 $     (4,529,021)
                                                                   ------------  ----------------
    Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                        17,500          160,000
      Amortization                                                             -           50,000
      Bad debts                                                                -        1,500,000
      Officers' compensation                                             450,000          200,000
      Imputed interest on loan from shareholders                               -          180,000
      Interest expense on conversion benefit                              27,043          562,000
      Amortization of deferred compensation                              102,498                -
      Extinguishment of debt                                                   -          640,402
      Write-off of deferred financing and offering costs                 118,146           59,000
    Change in assets and liabilities;
      Increase in accounts receivable                                   (882,477)        (992,067)
      Decrease in inventories                                          2,235,730          991,722
      Decrease in prepaid expenses                                             -              862
      Increase in other assets                                          (210,125)               -
      Decrease (Increase) in accounts payable and accrued expenses    (1,046,273)         293,396
                                                                   ------------  ----------------
        Total adjustments                                                812,042        3,645,315
                                                                   ------------  ----------------
Net cash provided by (used in) operating activities                    1,182,791         (883,706)
                                                                   ------------  ----------------
CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisition of property and equipment                             (170,374)               -
                                                                   ------------  ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of notes payable - financial instituions              (1,884,498)        (518,408)
      Proceeds from convertible debentures                               224,450          997,000
      Repayment of loans                                                (184,464)         655,344
      Increase (decrease) in cash overdraft                                    -         (146,065)
      Stock subscription received                                              -          250,000
      Proceeds from issuance of stock                                  1,039,000                -
      Repayment to stockholders                                         (297,636)        (322,193)
                                                                   ------------  ----------------
Net cash used in (provided by) by financing activities                (1,103,148)         915,678
                                                                   ------------  ----------------

Net decrease (increase) in cash                                          (90,731)          31,972

Cash - beginning of year                                                  97,465           13,028
                                                                   ------------  ----------------
Cash - end of year                                                 $       6,734 $         45,000
                                                                               -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
      Interest paid                                                $      27,043 $        156,308
                                                                   ============= ===============
      Taxes paid                                                   $           - $          1,798
                                                                   ------------  ----------------


NON-CASH FINANICING AND INVESTING ACTIVITIES:
      Forgiveness of debt by financial institution                 $   4,446,040 $              -
                                                                   ============= ===============
      Conversion of debentures                                     $     691,760 $              -
                                                                   ============= ===============
      Forgiveness of notes payable by related party                $   2,000,000 $              -
                                                                   ============= ===============

                 See notes to consolidated financial statements

                           UNITED VENTURES GROUP, INC.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

     The  accompanying  condensed  financial  statements  have been  prepared in accordance with generally accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and six-month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 8-K filed on June 15, 2000.

2.       ACQUISITION

     On April 11, 2000, United Ventures Group, Inc. ("UVGI") completed the acquisition of Advanced Ceiling Supplies, Inc. ("ACSI") under an agreement dated as of April 3, 2000. As part of the acquisition, the UVGI acquired 666 shares of ACSI's common stock in exchange for 400,000 shares of the capital stock of UVGI and $110,000 in cash, the balance of $90,000 was paid to cover closing costs. As a result of this transaction, the UVGI received 100% of the outstanding common stock of ACSI.

3.       STOCKHOLDERS EQUITY

     During the six months ended June 30, 2000, the principal shareholders assumed $2,000,000 of the Company's loans payable to unrelated third parties. This transaction was recorded as a capital contribution.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS
---------------------

SIX-MONTH PERIOD ENDED JUNE 30, 2000 COMPARED TO SIX-MONTH PERIOD ENDED JUNE 30, 1999

         Net sales amounted to $5,874,404 for the six-month period ended June 30, 2000, compared to $3,028,642, an increase of $2,845,762 or 94% from the six-month period ended June 30, 1999. The increase of 94% is mainly due to a) the recognition of sales of approximately $2,000,000 that were shipped in 1999 but recognized in year 2000 as per certain GAAP and SEC requirements, and b)the broadening of product line.

         Gross profit increased by $841,128, or 107% to $1,623,622 for the six-month period ended June 30, 2000 from $782,494 for the six-month period ended June 30, 1999. Gross profit as a percentage of net revenues increase to 27.6% for the six-month period ended June 30, 2000 from 25.8% for the six-month period ended June 30, 1999. The increase in gross profit as a percentage of net revenues is attributable to global sourcing of production, improved production and cost controls.

         Selling, General and Administrative expenses decreased by $1,968,392, or 68% to $922,579, or 15.7% of net revenues, for the six-month period ended June 30, 2000, from $2,890,971. or 78.6% of net revenues for the six-month period ended June 30, 1999.

         The principal decrease in expenses were due to a reduction of approximately $1,500,000 in bad debt expenses for the six months ended June 30, 1999 compared to the six-month period ended June 30, 2000. Expenses in 1999 were extraordinarily large due to certain uncollectible sales, which did not recur in 2000. Management was also successful in the recovery of $700,000 of bad debts that were incurred in 1999.

         Interest expenses decreased to $580,294 for the six-month ended June 30, 2000 from $1,780,142 for the six-month ended June 30, 1999. This decrease is primarily due to substantial reduction of financing debts and the non-recurrence of 1999 expenses of approximately $500,000 related to the beneficial conversion benefits of debentures issued in April 1999 recorded as interest.

Liquidity and Capital Resources
-------------------------------

         Historically the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the six months ended June 30, 2000, the Company financed operations from proceeds from issuance of common stock and from net income from operations. As a result of repayment of all debts to finance institutions, forgiveness of other debts and conversions of outstanding debentures, we believe it will be able to finance future operations from cash generated from operations.

         Working capital increased from a deficit of $1,300,000 at December 31, 1999 to a positive position of $7,200,000 (an increase of $8,500,000) at June 30, 2000. The increase of working capital was generated by the forgiveness of debt to finance institutions of $4,400,000 (net of cash payment required), forgiveness of debt to third parties of $2,000,000, decrease in inventories of $2,000,000, proceeds from sale of stock of $1,000,000 offset by net reduction of accounts receivable, accounts payables and other expenses of $700,000.

         On April 5, 2000 a settlement agreement was reached with a finance institution canceling a certain Term Promissory Note in the original principal amount of $2,000,000 from Jarnow to the finance institution; and a certain Term Promissory in the original principal amount of $3,500,000.

         We made a payment of $1,200,000 to the finance institution in immediately available funds.

         The finance institution received 4,000,000 restricted common stock shares of the company, subject to certain terms and conditions, more fully explained in the Company's financial statements for the year ended December 31, 1999 (Note 8).

         As a result of this settlement the Company recognized a net gain from the extinguishment of debt of $4,400,000 recorded as addition to Additional Paid in Capital.

         On June 1, 2000, we issued approximately 6,000,000 restricted common shares to certain unrelated parties as a settlement of outstanding debentures to such parties. As a result of this settlement Additional Paid in capital increased by $200,000.

         At June 30, 2000 debt to third parties of $2,000,000 was forgiven without any consideration.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         None.

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

         None.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         None.

Item 5. Other Information.
        -----------------

         None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)        Exhibits

                  27.      Financial Data Schedule

       (b)        Reports on Form 8-K

                  On April 10, 2000, the Company filed Current Reports on Form 8-K under Item 1, Changes in Control of Registrant, and Item 6, Resignation of Directors. No Financial Statements were filed with this report.

                  On June 15, 2000, the Company filed Current Reports on Form 8-K under Item 1, Changes in Control of Registrant, Item 2, Acquisition and Disposition of Assets and Item 6, Resignation of Directors. Financial Statement were filed with this report.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2000


                                              United Ventures Group, Inc.

                                              /s/ Isaac Nussen
                                              --------------------------
                                              By: Isaac Nussen
                                                  President and Chief Executive
                                                  Officer

                                  EXHIBIT INDEX

Exhibit Number                  Description
--------------                  -----------

27                              Financial Data Schedule