Form 10QSB
period 2000-09-30
UNITED VENTURES GROUP INC /CO/
filed 2000-11-14
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2000

         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 0-28663

            AMERICAN JEWELRY CORP. f/k/a UNITED VENTURES GROUP, INC. (Exact name of small business issuer as specified in its charter)

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 110,194,937 shares outstanding as of September 30, 2000; Series A Preferred Stock, $.001 par value per share - 200,000 shares outstanding as of September 30, 2000.

                             AMERICAN JEWELRY CORP.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED September 30, 2000

PART I.  FINANCIAL INFORMATION                                         PAGE
                                                                       ----

Item 1.           Financial Statements.


                  Consolidated Balance Sheets as of September 30, 2000
                  and December 31, 1999                                                             F-2

                  Consolidated  Statements  of  Operations  for the Three Months
                  ended  September  30, 2000 and September 30, 1999 and the Nine
                  Months ended September 30, 2000 and September 30, 1999                            F-3

                  Consolidated Condensed Statements of Cash Flows for the Nine Months
                  ended September 30, 2000 and September 30, 1999.                                  F-4

                  Notes to Financial Statements                                                     F-5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                            6

PART 11. OTHER INFORMATION

Item 1.           Legal Proceedings.                                                                8

Item 2.           Changes in Securities and Use of Proceeds.                                        8

Item 3.           Defaults upon Senior Securities.                                                  8

Item 4.           Submission of Matters  to a Vote of Security Holders.                             9

Item 5.           Other Information.

Item 6.           Exhibits and Reports on Form 8-K.                                                 9

                              AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2000

                                      ASSETS

Current assets:
     Cash                                                                              $           15,691
     Accounts receivable, net                                                                   3,533,844
     Inventory                                                                                  7,285,730
                                                                                       ------------------
Total current assets                                                                           10,835,265

Property and equipment, net                                                                       624,902

Other Assets:
Deferred financing cost                                                                           374,354
Other                                                                                             226,250
                                                                                       ------------------
Total assets                                                                           $       12,060,771
                                                                                       ==================

                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses                                             $          604,125
     Loans payable                                                                              1,296,773
                                                                                       ------------------
Total current liabilities                                                                       1,900,898
                                                                                       ------------------
Stockholders' equity:
     Common stock, $.001 par value -100,000,000 shares authorized,
       110,194,937 shares issued and outstanding                                                  110,195
     Preferred stock, $.001 par value - 5,000,000
       shares authorized, 200,000 Series A shares
       issued and outstanding                                                                         200
     Additional paid-in capital                                                                20,438,884
     Accumulated deficit                                                                      (10,389,406)
                                                                                       ------------------
Total stockholders' equity                                                                     10,159,873
                                                                                       ------------------

Total liabilities and stockholders' equity                                             $       12,060,771
                                                                                       ==================

                   See notes to consolidated financial statements

                              AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       --------------------------------       -------------------------------
                                                       Three Months Ended September 30,       Nine Months Ended September 30,
                                                            2000                1999               2000              1999
                                                       -------------     --------------       ------------      -------------
        Net sales                                   $         2,311,581  $        622,352   $      8,185,985  $      3,650,994

        Cost of goods sold                                    1,681,672           492,098          5,932,454         2,738,246
                                                    -------------------  ----------------   ----------------  ----------------
        Gross profit                                            629,909           130,254          2,253,531           912,748

        Non cash compensation expense                         1,061,667                 -          1,511,667                 -

        Selling, general and administrative                     356,242           847,430          1,278,821         3,738,401

        Bad debt recovery                                      (400,000)                -         (1,100,000)                -
                                                    -------------------  ----------------   ----------------  ----------------
        Income from operations                                 (388,000)         (717,176)           563,043        (2,825,653)

        Interest expense                                       (439,694)          148,534            140,600         1,928,676
                                                    -------------------  ----------------   ----------------  ----------------
        Income (loss) before extraordinary items                 51,694          (865,710)           422,443        (4,754,329)

        Extraordinary item - loss on early
          extinguishment of debt, net of taxes                        -          (117,286)                 -          (523,116)
                                                    -------------------  ----------------   ----------------  ----------------
        Net income                                  $            51,694  $       (748,424)  $        422,443  $     (5,277,445)
                                                    ===================  ================   ================  ================
        Basic and diluted net income (loss) per  share

                  Before extraodinary item          $              0.00 $           (0.33)  $           0.01 $           (1.81)
                                                    -------------------  ----------------   ----------------  ----------------

                  Extraordinary item                $              0.00 $           (0.04)  $           0.00 $           (0.20)
                                                    -------------------  ----------------   ----------------  ----------------

                  Net income (loss) per share       $              0.00 $           (0.29)  $           0.01 $           (2.02)
                                                    ===================  ================   ================  ================

        Weighted average common shares outstanding           64,555,254         2,608,821         64,555,254         2,608,821
                                                    ===================  ================   ================  ================

                 See notes to consolidated financial statements

                              AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                     -------------------------------
                                                                     Nine Months Ended September 30,
                                                                        2000               1999
                                                                     ------------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net Income                                                     $     422,443 $     (5,277,445)
                                                                   ------------- ----------------
    Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                       105,000          232,727
      Amortization                                                             -          117,050
      Compensation expenses                                            1,375,000                -
      Interest expense on conversion benefit                              78,000           60,000
      Amortization of deferred compensation                              136,667                -
      Write-off of deferred financing and offering costs                 177,000         (523,116)
    Change in assets and liabilities;
      Increase in accounts receivable                                 (1,160,989)        (325,108)
      Decrease (increase) in inventories                               2,500,000         (254,559)
      Decrease in prepaid expenses                                             -          (70,368)
      Increase in other assets                                          (208,625)               -
      Decrease (Increase) in accounts payable and accrued expenses    (1,136,241)          47,754
                                                                   ------------- ----------------
        Total adjustments                                              1,865,812         (715,620)
                                                                   ------------- ----------------
Net cash provided by (used in) operating activities                    2,288,255       (5,993,065)
                                                                   ------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisition of property and equipment                             (456,599)               -
                                                                   ------------- ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of notes payable - financial instituions              (1,934,498)      (1,446,034)
      Proceeds from convertible debentures                                     -        1,000,000
      Repayment of loans                                                       -                -
      Proceeds from loan                                                       -          660,000
      Stock subscription received                                        957,578          250,000
      Proceeds from issuance of stock                                  2,375,041          350,200
      Repayment to stockholders                                       (3,311,551)               -
                                                                   ------------- ----------------
Net cash used in (provided by) by financing activities                (1,913,430)         814,166
                                                                   ------------- ----------------
Net increase in cash                                                     (81,774)      (5,178,899)

Cash - beginning of period                                                97,465         (133,037)
                                                                   ------------- ----------------
Cash - end of period                                               $      15,691 $     (5,311,936)
                                                                   ============= ================
                                                                               -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
      Interest paid                                                $      47,412 $        523,116
                                                                   ============= ================
      Taxes paid                                                   $       7,898 $              -
                                                                   ============= ================

NON-CASH FINANICING AND INVESTING ACTIVITIES:
      Forgiveness of debt by financial institution                 $   4,446,040 $              -
                                                                   ============= ================
      Assumption of note payable by stockholders                               -        3,500,000
                                                                   ============= ================
      Beneficial conversion features recorded as additional
          paid-in capital                                                      -          432,000
                                                                   ============= ================
      Conversion of debentures                                     $   1,300,000 $              -
                                                                   ============= ================
      Forgiveness of notes payable by related party                $   2,000,000 $              -
                                                                   ============= ================

        See notes to consolidated financial statements

                              AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month and nine-month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ended December 31, 2000. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 8-K filed on June 15, 2000.

2.       ACQUISITIONS

a. On April 11, 2000, American Jewelry Corp., formerly known as United Ventures Group, Inc. ("UVGI"), completed the acquisition of Advanced Ceiling Supplies, Inc. ("ACSI") under an agreement dated as of April 3, 2000. As part of the acquisition, UVGI acquired 666 shares of ACSI's common stock in exchange for 400,000 shares of the capital stock of UVGI and $110,000 in cash, of which $90,000 were paid to cover closing costs. As a result of this transaction, UVGI received 100% of the outstanding common stock of ACSI.

b. On October 2, 2000 UVGI acquired NIGT, Inc. ("NIGT"), a New York based private jewelry company for $750,000 and. assumption of a senior subordinated convertible redeemable debenture in the amount of $1,000,000. The Company has already advanced $200,000 for such transaction and remaining will be paid at closing in cash and $300,000 promissory note..

3.       STOCKHOLDERS EQUITY

     During the nine months ended September 30, 2000, the principal shareholders assumed $2,000,000 of the Company's loans payable to unrelated third parties. This transaction was recorded as a capital contribution.

4.       CHANGE OF NAME

     On October 16, 2000, stockholders of the company consented to change its name from United Venture Group, Inc. to American Jewelry Corp. Accordingly, Company has changed its ticker symbol to AMJY from UVGI.


5.       STOCK COMPENSATION

     The Company issued 16,200,000 shares aggregating to $1,037,000. Such amount is recorded as compensation.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

NINE-MONTH PERIOD ENDED SEPTEMBER 30, 2000 COMPARED TO NINE-MONTH PERIOD ENDED SEPTEMBER 30, 1999

         Net sales amounted to $8,185,985 for the Nine-month period ended September 30, 2000, compared to $3,650,994, an increase of $4,534,991 or 124% from the Nine-month period ended September 30, 1999. The increase of 124% is mainly due to a) the increase in the recognition of sales that were shipped in 1999 but recognized in year 2000 as per certain GAAP and SEC requirements, and
b) the broadening of our product lines.

         Gross profit increased by $1,340,783 or 147% to $2,253,531 for the Nine-month period ended September 30, 2000 from $912,748 for the Nine-month period ended September 30, 1999. Gross profit as a percentage of net revenues increased to 27.6% for the Nine-month period ended September 30, 2000 from 25.0% for the Nine-month period ended September 30, 1999. The increase in gross profit as a percentage of net revenues is attributable to global sourcing of production, improved production and cost controls.

         Selling, General and Administrative expenses decreased by $2,459,580 or 66% to $1,278,821 or 15.7% of net revenues, for the Nine-month period ended September 30, 2000, from $3,738,401. or 103% of net revenues for the Nine-month period ended September 30, 1999. The principal decrease in expenses were due to a reduction of approximately $1,500,000 in bad debt expenses for the nine months ended September 30, 2000 compared to the nine-month period ended September 30, 1999. Expenses in 1999 were extraordinarily large due to certain uncollectible sales, which did not recur in 2000. Management was also successful in the recovery of $1,000,000 of bad debts that were incurred in 1999.

         Interest expenses decreased to $140,600 for the Nine-months ended September 30, 2000 from $1,928,676 for the Nine-months ended September 30, 1999. This decrease is primarily due to substantial reduction of financing debts and the non-recurrence of 1999 expenses of approximately $500,000 related to the beneficial conversion benefits of debentures issued in April 1999 recorded as interest.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the Nine months ended September 30, 2000, the Company financed operations from proceeds from issuance of common stock and from net income from operations. As a result of repayment of all debts to finance institutions, forgiveness of other debts and conversions of outstanding debentures, we believe it will be able to finance future operations from cash generated from operations.

         Working capital increased from a deficit of $1,300,000 at December 31, 1999 to a positive position of $8,900,000 (an increase of $10,200,000) at September 30, 2000. The increase of working capital was generated by the forgiveness of debt to finance institutions of $4,400,000 (net of cash payment required), forgiveness of debt to third parties of $2,000,000, decrease in inventories of $2,000,000, proceeds from sale of stock of $1,000,000 offset by net reduction of accounts receivable, accounts payables and other expenses of $800,000.

On April 5, 2000 a settlement agreement was reached with a finance institution canceling a certain Term Promissory Note in the original principal amount of $2,000,000 from the Company to the finance institution; and a certain Term Promissory in the original principal amount of $3,500,000.

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

         None.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

(a)      Date of Annual Meeting of Stockholders - October 13, 2000

(b) Directors Elected at the Annual Meeting - Isaac Nussen, George Weisz, Eric J. Rothschild and Israel Braun.

(c)      The election of four directors:

                                                    STOCKHOLDER VOTES

                                           FOR                 WITHHELD
                                           ---                 --------

         Isaac Nussen                      189,495,879         1,497,523
         George Weisz                      189,664,879         1,328,523
         Eric J. Rothschild                189,695,579         1,297,823
         Israel Braun                      189,654,379         1,339,023


         Amendment to Certificate of Incorporation to Increase Authorized Shares of Common Stock:

         STOCKHOLDER VOTES
         -----------------
         For:                 187,022,137
         Against:               3,907,050
         Abstentions:              64,215
         Broker non-votes:              0

         Amendment to the Certificate of Incorporation to Change the Company's Name to "American Jewelry Corp."

         STOCKHOLDER VOTES
         -----------------
         For:                 190,239,052
         Against:                 679,606
         Abstentions:              74,744
         Broker non-votes:              0

Item 5. Other Information.
        -----------------

         None.



Item 6. Exhibits and Reports on Form 8-K.

       (a)        Exhibits

                  27.      Financial Data Schedule

       (b)        Reports on Form 8-K

                  None.

SIGNATURES

         In accordance with the requirements of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 14, 2000


                                American Jewelry Corp.


                                By:  /s/ Isaac Nussen
                                   -------------------------------------------
                                   Name: Issaac Nussen
                                   Title: President and Chief Executive Officer

                                  EXHIBIT INDEX

Exhibit Number                              Description
--------------                              -----------

27                                          Financial Data Schedule