Form 10KSB
period 2000-12-31
AMERICAN JEWELRY CORP
filed 2001-04-17
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-28663

                             AMERICAN JEWELRY CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

             Delaware                                     65-0675444
  -------------------------------                     ------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                     Identification No.)

  131 West 35th Street, New York, NY                        10001
--------------------------------------------------------------------------------
(Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, including area code: 212-736-0880

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.001 par value

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes  X      No
                                    -------     -------

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     State issuer's  revenues for its most recent fiscal year December 31, 2000:
$1,732,565.00.

     The aggregate market value as at March 30, 2001 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $5,118,188.39 calculated on the basis of the closing price of such stock on the Nasdaq Bulletin Board on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

     The number of shares outstanding of the issuer's Common Stock as at March 30, 2001 was 337,564,057.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.


Transitional Small Business Disclosure Format   Yes       No   X
                                                   -----     -----

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


                                     PART 1
                                     ------

Item 1. Business
----------------

     The Company was incorporated in May 1996 under the name Travelnet International, Corp. In 1998 the Company discontinued as a tour organizer and changed its name to United Ventures Group, Inc. On October 13, 2000, pursuant to the approval of the Company's stockholders at its Annual Meeting of Stockholders, the Company changed its name to American Jewelry Corp. In November 1998, the Company acquired all of the outstanding shares of common stock of Shilaat Corp., a New York corporation, in exchange for the issuance of 3,750,000 shares of common stock of the Company. Shilaat Corp. is not an operating entity but owns all of the outstanding shares of common stock of Jarnow Corp., the Company's only active subsidiary. Between November 1993 and April 1994, Jarnow acquired the assets of Ultimar Creations, Inc., a manufacturer of fashion earrings and rings, for a consideration of approximately $1,575,000, the assets of the American Charm division of Goldline Co., a manufacturer of charms, for a consideration of approximately $394,000, and the assets of Joe Eisenberger & Co., Inc., a manufacturer of staple earrings and rings for a consideration of approximately $2,948,000.

     The Company is a manufacturer, designer and distributor of karat gold jewelry in the United States. It offers its customers a large selection of jewelry styles, consistent product quality and prompt delivery of product orders. The principal product line is a wide assortment of 14 karat gold earrings, charms, bracelets and rings. The Company offers over 1000 styles of gold charms, earrings, bracelets and rings, with the majority of such products retailing between $50 and $300. Some of the gold jewelry is accented with colored gemstones.

Recent Developments
-------------------

     On April 7, 2000, the Company completed a merger with Advanced Ceilings Supplies Corp. ("ACSC"). ACSC was incorporated in Colorado to serve as a vehicle to effect a merger, exchange of capital stock, asset acquisition or other business combination with a domestic business. As of the date of the merger, ACSC had not yet commenced any formal business operations. The transaction was consummated pursuant to a Share Purchase Agreement (the "Agreement") that was entered into by and among the Company, ACSC and certain shareholders of ACSC on April 3, 2000. Pursuant to the Agreement, the Company acquired 660 shares of common stock of ACSC for $163.69 per share, which constituted 98.2% of the issued and outstanding common stock of ACSC. The Company purchased the remaining 12 shares of common stock of ACSC at $163.69 per share from certain other shareholders of ACSC pursuant to various sale agreements dated April 6, 2000. ACSC was subsequently merged with and into the Company and the ACSC's name was changed to United Ventures Group, Inc. The source of cash consideration for the merger was from working capital of the Company. At the time of the merger, ACSC elected to adopt the Company's December 31 fiscal year rather than ACSC's August 31, fiscal year. A Transition Report on Form 10-KSB was filed on August 9, 2000 pursuant to Rule 13a-10(b) of the Securities Exchange Act of 1934.

     On October 2, 2000, the Company entered into a Purchase, Lease and Service Agreement with DKS Holding Corp., a New York corporation, DKS Ltd., a New York corporation, and Mr. Kalman Strobel (the "Purchase Agreement"). Pursuant to the Purchase Agreement, the Company acquired all of the outstanding shares of NIGT, Inc., a Delaware corporation from DKS Holding Corp. for consideration in the total aggregate amount of $750,000. Contemporaneously with the closing of this transaction, the Company entered into a sub-lease with D.K.S. Ltd. (the terms and provisions of which are set forth in further detail in Item 2), and an Independent Contractor's Agreement with Mr. Kalman Strobel.

     Customers and Markets. The Company's customers include mass merchandisers such as JC Penny Company, Inc. and Zales, home shopping networks such as QVC, and jewelry wholesalers and distributors. In fiscal 1999 and 2000, the Company's five largest customers accounted for approximately 58% and 80% of net sales, respectively. In 1999, JC Penny Company, Inc., Design by FMC and AAN, Ltd. accounted for approximately 16%, 13% and 10% of our sales, respectively. In 2000, AAN, Ltd. accounted for sales of approximately 19%, Designs by FMC, IT, Corp. and JYB Corp. accounted for 17%, each. No other customer accounted for more than 10% of our sales in 1999 and 2000. The Company is dependent on these large customers and the loss of, or decreased orders from, the largest customers could have a material adverse effect on the business.

     Raw Materials. The principal raw materials purchased by the Company are gold and semi-precious stones. Approximately 90% of the Company's purchases are gold and 10% precious and semi-precious stones. The Company purchases both its gold requirements and its precious and semi-precious stones from Linea Nuova in Lima, Peru and HSBC Bank in New York, as well as other local and offshore suppliers in both small and large quantities. Gold acquired for manufacture is at least .9995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 14 karat gold of different colors.

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

     Environmental. Due to the manufacturing operations of the Company, the Company is required to comply with regulations relating to the disposal of waste water and hazardous wastes and operation of air exhaust systems. The Company is required to send samples of its wastewater to a laboratory certified by the State of New York for analysis on a semi-annual basis. In the past, this analysis has come back reporting acceptable levels of metals in waste waters. The only hazardous waste generated by the Company results from using cyanide in the bombing operation. Because the Cyanide waste is shipped to a precious reclaimer, the Company is exempt from such regulations. The Company is required to obtain a permit from the New York City Department of Environmental Protection Bureau of Air Resources to operate any exhaust fans.

     Employees. The Company maintains an in-house design staff to create new designs for its products and to work closely with its senior officers and marketing personnel to develop new products meeting the needs of its customers. At December 31, 2000 the Company employed 28 full time employees. Of such employees, two were employed in management, three in sales and design, 19 in refining, machining, finishing, polishing, assaying, and fabricating, and 4 in administration.

Item 2.     Properties.
-------     -----------

     As of December 31, 2000, the Company's executive offices and the main production and distribution center for its jewelry is housed in leased facilities totaling approximately 8,500 square feet in New York, New York. The Company believes its facilities are adequate for its present needs. The term of the sub-lease is five (5) years, which commenced on October 2, 2000 and terminates on October 2, 2005. The terms of the sub-lease provide for monthly rental payments until June 1, 2001 in the amount of $13,135, plus monthly maintenance of $5,100 initially. The yearly rent shall increase commencing on June 1st of each year as follows: (i) in 2001 the monthly rent shall increase to $13,780 per month, plus monthly maintenance; (ii) in 2002 the monthly rent shall increase to $14,470 per month, plus monthly maintenance; (iii) in 2003 the monthly rent shall increase $15,195; and (iv) in 2004 the monthly rent shall increase to $15,955. Monthly maintenance payments may be subject to increase or decrease.

Item 3.     Legal Proceedings.
-------     ------------------

The Company is involved in the following lawsuits and claims:

a) The Company is one of several defendants in a case filed on December 27, 1999, collectively alleging various causes of action which, in summary, alleges that, in connection with a New Jersey real estate transaction that occurred in the later part of 1993, the Company and/or its principal were the recipients of certain sums of money that were initially fraudulently obtained (by a third party) from complainant. The petition seeks damages in the amount of $6,200,000.

     In March 2000, the Company, its principals and certain other defendants filed a motion to dismiss the petition for lack of subject matter jurisidiction. On October 2, 2000, the Company's motion to dismiss the above-referenced matter for lack of subject matter jurisdiction was granted by the federal court.

     However, in January 2001, the plaintiff in such action filed a substantially identical action in state court. The Company filed an Answer on March 16, 2001, denying the allegations set forth in the Petition.

     Management will vigorously contest the allegations set forth in the Petition, and believe that these allegations are without merit. At this incipient stage of the litigation, it is too premature to evaluate the likelihood of an unfavorable outcome in the event this matter should go to trial or the likelihood of a favorable settlement prior to trial. The foregoing notwithstanding, management and the principals are of the belief that at least fifty-percent of the six million dollars in damages sought by the complainant are susceptible to dismissal by motion for summary judgment prior to completion of discovery and significantly before trial.

b) On or about February 4, 2000, a Preliminary Order of forfeiture (the "Order") was filed by the US Government pursuant to a Special Verdict of Forfeiture rendered by a jury. The Company is among the sixty-two items/entities listed in the Order to which the government asserts and entitlement and/or (undefined) ownership interest. Pursuant to the Order, the Company had thirty days from the final date of publication of the notice in a newspaper or receipt of actual notice from the government, by which to file a petition asserting claims to any right, title or interest in the properties listed in the order.

     On or about July 11, 2000, the Company filed a Petition of Innocent Owner of behalf of the Company (then known as United Ventures Group, Inc.), its affiliates, subsidiaries and shareholders, which refutes and denies the government's allegations in this matter.

     On or about September 27, 2000, the Company entered into a Joint Proposed Scheduling Order that provides for completion of discovery by July 31, 2001, and the filing of dispositive motions by September 30, 2001. In view of the fact that neither motion practice, nor discovery, has begun, it is highly likely that there will be several extensions of these deadlines delaying the matter until 2002.

c) On December 7, 1999, a complaint was filed alleging various causes of action relating to the Company's (i) alleged failure to timely file a registration statement, and (ii) alleged default on a promissory note. The obligation to file a registration statement and the promissory note relate to the plaintiffs' purchase of a certain 8% Convertible Debenture due 2002 of the Company in the original principal amount of $1,200,000 (the "Debenture"). The Complaint seeks damages in excess of one million dollars ($1,000,000). The Company filed an Answer, and Affirmative Defenses on or about February 3, 2000.

     The plaintiffs and the Company executed a settlement agreement dated as of December 31, 2000, which provides for dismissal of the matter with prejudice provided that third-party purchasers deliver to the plaintiffs one million dollars ($1,000,000) as payment on their purchase of the Debenture by March 29, 2001. As of April 10, 2001, the purchasers have delivered $400,000 of the required purchase amount; it is expected however, that the balance of the purchase price will be delivered shortly and that the plaintiffs will agree to an extension of time to accommodate the purchasers.


Item 4.     Submission of Matters to a Vote of Security Holders
-------     ---------------------------------------------------

The 2000 Annual Meeting of Stockholders was held on October 13, 2000. The following directors were elected at the meeting: Isaac Nussen, George Weisz, Eric J. Rothschild and Israel Braun. The following is a description of each matter voted upon at the meeting and the votes cast for, against or withheld, as well as the number of abstentions and broker non-votes as to each matter, with a separate tabulation for each director nominee.

            The election of four directors:
                                                  STOCKHOLDER VOTES
                                                  -----------------

                                          FOR                     WITHHELD
                                          ---                     --------

            Isaac Nussen                  189,495,879             1,497,523
            George Weisz                  189,664,879             1,328,523
            Eric J. Rothschild            189,695,579             1,297,823
            Israel Braun                  189,654,379             1,339,023

An amendment to the Certificate of Incorporation to Increase the Authorized Shares of Common Stock:

            STOCKHOLDER VOTES
            -----------------
            For:                187,022,137
            Against:              3,907,050
            Abstentions:             64,215
            Broker non-votes:             0

An amendment to the Certificate of Incorporation to Change the Company's Name to "American Jewelry Corp.":

            STOCKHOLDER VOTES
            -----------------
            For:                190,239,052
            Against:                679,606
            Abstentions:             74,744
            Broker non-votes:             0

                                     PART II
                                     -------

Item 5.     Market  for the  Common  Equity  and  Related  Stockholder Matters.
-------     -------------------------------------------------------------------

The Company's Common Stock has been traded on the Nasdaq Electronic Bulletin Board under the symbol AMJY since October 20, 2000 and previously under the symbol UVGI, since October 7, 1998. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period for each of the last two fiscal years from January 1, 1999 through December 31, 2000, as reported by Nasdaq. The Nasdaq quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                       High                    Low
                                       ----                    ---

         Fiscal 1999
         -----------
         First Quarter                 8.5                    1.50
         Second Quarter                4.50                   1.875
         Third Quarter                 2.50                   0.625
         Fourth Quarter                1.00                   0.016

         Fiscal 2000
         -----------
         First Quarter                 0.9375                 0.0313
         Second Quarter                0.4531                 0.0625
         Third Quarter                 0.1875                 0.0156
         Fourth Quarter                0.2031                 0.0156



There were approximately 80 holders of record of common stock as of December 31, 2000.

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

Item 6.     Management's Discussion and Analysis
------      ------------------------------------

Results of Operations
---------------------

Comparison of fiscal year ended December 31, 2000 and fiscal year ended December 31, 1999

     NET SALES. Net sales amounted to $9,044,000 for the year ended December 31, 2000, compared to $6,981,000, an increase of $2,063,000 or 30% from the year ended December 31, 1999. The increase is due to : (a) the increase in the recognition of sales that were shipped in 1999, but recognized in the year 2000 as per the cost recovery method, (b) additional sales from our NIGT division, acquired during 2000, and (c) the broadening of our product lines.

     GROSS PROFIT. Gross profit increased by $1,607,000 or 1280% to $1,733,000 for the year ended December 31, 2000, from $125,000 for the year ended December 31, 1999. Gross profit as a percentage of net revenue increased to 19% for the year ended December 31, 2000 from 2% for the year ended December 31, 1999. The increase in gross profit as a percentage of net revenues is attributable to global sourcing of production, improved production and reduction of bad debts.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $5,000 or 0.2% to $1,711,000 or 19% of net revenues for the year ended December 31, 2000, from $1,707,000 or 24% of net revenues for the year ended December 31, 1999. Costs as a percentage of sales were reduced due to ongoing successful cost cutting efforts.

     BAD DEBT. Bad debt expenses of $4,165,000 in 1999 were reversed in 2000 by collection on certain sales deemed uncertain in 1999. Collection of such sales in year 2000 were $1,871,706.

     INTEREST EXPENSES. Interest expenses increased to $353,000 for the year ended December 31, 2000 from $313,000 for the year ended December 31, 1999. Interest non-cash increased in 2000 to $23,326,000 from $1,906,000 due to imputed interest on Convertible Debentures, beneficial convertible features and conversion inducement expense.

 Liquidity and Capital Resources
--------------------------------

     Historically, the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the year ended December 31, 2000, the Company financed operations from collection of receivables and proceeds obtained from the issuances of convertible debentures. As a result of repayment of all debts to finance institutions, we believe we are able to finance future operations from cash generated operations.

     Working capital increased by $9,712,000 to $8,236,000 at December 31, 2000, from a deficit of $1,475,000 in December 1999.

     The Company's operating activities generated cash in the amount of $3,532,000 for the year ended December 31, 2000 as compared to cash used in the amount of $1,608,000 in the year ended December 31, 1999.

     Net cash used in investing activities was $760,000 for the year ended December 31, 2000, as compared to $0 during the year ended December 31, 1999. The Company's primary investing activities consisted of the purchase of equipment and customer lists.

     The Company used net cash in financing activities in the amount of $2,770,000 during the year ended December 31, 2000, as compared to cash which was generated from financing activities in the amount of $1,692,000 during the year ended December 31, 1999. The principal use of cash in financing activities for the year ended December 31, 2000 was repayment of debt to the financial institution and stockholders. The principal source of funds from financing activities was proceeds from debentures and the issuance of stock.

Item 7.     Financial Statements
-------     --------------------


                             AMERICAN JEWELRY CORP.
                                       AND
                                  SUBSIDIARIES

                         REPORT ON AUDIT OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                           DECEMBER 31, 2000 AND 1999

                     AMERICAN JEWELRY CORP. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                     PAGE
                                                                    NUMBER
                                                                    ------

    Independent Auditors' Report                                      F-2

    Consolidated Financial Statements:

        Balance Sheet                                                 F-3

        Statements of Operations                                      F-4

        Statements of Stockholders' Equity                            F-5

        Statements of Cash Flows                                      F-6

        Notes to Financial Statements                             F-7 - F-15

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
American Jewelry Corp.
New York, New York

       We have audited the accompanying consolidated balance sheet of American Jewelry Corp. and Subsidiaries as of December 31, 2000 and the related statements of operations, stockholders' equity and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Jewelry Corp. and Subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with generally accepted accounting principles.

                                                    Feldman Sherb & Co., P.C.
                                                    Certified Public Accountants
New York, New York
March 27, 2001

                          AMERICAN JEWELRY CORPORATION
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                December 31, 2000

                                      ASSETS
                                      ------

CURRENT ASSETS:
Cash                                                                             $              99,308
Accounts receivable-net of allowance for doubtful
  accounts of $ 163,000                                                                      1,734,135
Inventories                                                                                  8,918,820
                                                                                   --------------------
   TOTAL CURRENT ASSETS                                                                     10,752,263

PROPERTY AND EQUIPMENT, net                                                                    474,147

OTHER ASSETS :
Intangible assets                                                                              337,500
Other                                                                                           40,900
                                                                                   --------------------
                                                                                 $          11,604,810
                                                                                   ====================

                       LIABILITIES AND STOCKHOLDERS' EQUITY
                       ------------------------------------

CURRENT LIABILITIES:
Accounts payable and accrued expenses                                            $             891,814
Loans payable                                                                                  520,000
Convertible debentures                                                                       1,104,321
                                                                                   --------------------
   TOTAL CURRENT  LIABILITIES                                                                2,516,135
                                                                                   --------------------

DUE TO STOCKHOLDERS                                                                            914,964
                                                                                   --------------------

STOCKHOLDERS' EQUITY:
Common Stock, $.001 par value  - 350,000,000 shares authorized,
  308,001,390 shares issued and outstanding                                                    308,001
Preferred stock, $.001 par value - 5,000,000 shares authorized,
  200,000 Series A shares issued and outstanding                                                   200
Additional paid-in capital                                                                  43,019,857
Accumulated deficit                                                                        (35,154,347)
                                                                                   --------------------
  TOTAL STOCKHOLDERS' EQUITY                                                                 8,173,711
                                                                                   --------------------
                                                                                 $          11,604,810
                                                                                   ====================

                 See notes to consolidated financial statements

                          AMERICAN JEWELRY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                           Year ended December 31,
                                                                                           -----------------------
                                                                                           2000                1999
                                                                                    --------------------  ----------------
Net sales                                                                         $           9,044,308 $       6,980,670

Cost of goods sold                                                                            7,311,743         6,855,358
                                                                                    --------------------  ----------------

Gross profit                                                                                  1,732,565           125,312

Selling, general and administrative expenses                                                  1,711,174         1,706,549

Stock compensation                                                                            2,159,805          -

Bad debts (recovery)                                                                         (1,871,706)        4,165,058
                                                                                    --------------------  ----------------

                                                                                               (266,708)       (5,746,295)

Interest expense                                                                                352,772           312,616
Interest expense - non-cash                                                                  23,325,880         2,924,147
                                                                                    --------------------  ----------------

Loss before extraordinary items                                                             (23,945,360)       (8,983,058)

Extraordinary items - loss on early
extinguishment of debt, net of taxes                                                           397,138            640,402
                                                                                    --------------------  ----------------

Net loss                                                                          $         (24,342,498)$      (9,623,460)
                                                                                    ====================  ================

Basic and diluted net loss per common share:
       Continuing operations                                                      $               (0.21)$           (1.35)
       Extraordinary item                                                                         (0.00)            (0.10)
                                                                                    --------------------  ----------------
       Net loss                                                                   $               (0.22)$           (1.45)
                                                                                    ====================  ================

Weighted average common shares outstanding                                                  111,466,732         6,643,326
                                                                                    ====================  ================

                 See notes to consolidated financial statements

                                                       AMERICAN JEWELRY CORP.
                                                          AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                Common Stock   Preferred Stock, Series A
                             ($.001 par value)     ($.001 par value)   Additional                                           Stock-
                          ----------------------  ------------------    Paid-in    Subscription  Accumulated   Deferred     holders'
                              Shares     Amount    Shares     Among     Capital     Receivable    deficit    Compensation    Equity
                          ------------  --------  --------  --------  ------------  ----------  ------------  ----------  ----------
Balance, December 31, 1998  4,400,010   $  4,400      -     $    -    $  6,506,971  $(250,000)  $(1,188,389)  $     -    $5,072,982

Issuance of stock          20,350,982     20,351   200,000       200      1,634,727   (957,578)         -           -       697,700

Issuance of common stock      100,000        100      -          -          204,900       -             -      (205,000)       -
 for compensation

Amortization of deferred         -          -         -          -             -          -             -        68,333      68,333
 compensation

Issuance of common stock       80,000         80      -          -          208,420       -             -          -        208,500
 for financing

Issuance of warrants             -          -         -          -        1,349,286       -             -          -      1,349,286

Subscription received            -          -         -          -             -      250,000           -          -        250,000

Beneficial conversion            -          -         -          -          562,000       -             -          -        562,000
 features of convertible
 debentures

Officers' compensation           -          -         -          -          454,000       -             -          -        454,000
 contributed to capital

Interest due to shareholders
 contributed to capital          -          -         -          -           29,763       -             -          -         29,763

Net loss                         -          -         -          -             -          -      (9,623,460)       -     (9,623,460)
                            ----------    ------   -------       ---    ----------   --------   -----------    --------  ----------
Balance, December 31,       24,930,992    24,931   200,000       200    10,950,067   (957,578)  (10,811,849)   (136,667)   (930,896)
 1999

Issuance of common stock       405,000       405      -          -          83,775        -             -          -         84,180
 for compensation

Amortization of deferred         -          -         -          -            -           -             -       136,667     136,667
 compensation

Issuance of common stock     4,000,000     4,000      -          -       4,130,981        -             -          -      4,134,981
 for settlement of debt

Issuance of stock for
 convertible debentures'
 principal and interest    270,515,398   270,515      -          -       3,275,500                      -          -      3,546,015

Issuance of common stock
 for compensation
 to shareholders             7,750,000     7,750      -          -       2,067,875                      -          -      2,075,625

Subscription received                       -         -          -        (799,996)  799,996            -          -           -
 reversed

Stock and cash issued to
  acquire Advanced Ceiling     400,000      400       -          -        (200,400)      -              -          -       (200,000)

Beneficial conversion
 features and conversion
 inducement expense of
 convertible debentures          -          -         -          -      22,585,000       -              -          -     22,585,000

Officers' compensation           -          -         -          -         450,000       -              -          -        450,000
 contributed to capital

Interest due to shareholders
 contributed to capital          -          -         -          -         477,055       -              -          -        477,055

Net loss                         -          -         -          -            -          -       (24,342,498)       -   (24,342,498)
                          ------------  --------  --------  --------  ------------  ----------  ------------  ----------  ----------
Balance, December 31,      308,001,390  $308,001   200,000  $    200  $ 43,019,857  $    -      $(35,154,347) $    -     $8,173,711
 2000                     ============  ========  ========  ========  ============  ==========  ============  ==========  ==========
                                           See Notes to consolidated financial statements

                          AMERICAN JEWELRY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                   Year ended December 31,
                                                                   -----------------------
                                                                    2000             1999
                                                                    ----             ----
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss                                                   $ (24,342,498)   $ (9,623,460)
                                                                 ------------     -----------
    Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                    90,027         319,326
      Amortization                                                   273,795         117,048
      Bad debts                                                       -            4,165,058
      Officers' compensations contributed to capital                 450,000         454,000
      Stock compensation                                           2,159,805           -
      Discount on convertible debentures                             442,327           -
      Imputed interest on loan from shareholders                     477,055         238,263
      Interest expenses on conversion benefit                     22,814,053         562,000
      Amortization of deferred compensation                          136,667          68,333
      Extinguishment of debt                                         397,138         640,402
      Write-off of deferred financing and offering costs              -              460,530
    Change in assets and liabilities;
      Accounts receivable                                            638,720      (1,406,264)
      Inventories                                                    866,910       1,505,219
      Prepaid expenses and other assets                               -                2,613
      Other assets                                                   (23,275)          -
      Accounts payable and accrued expenses                         (848,552)        889,078
                                                                 ------------     -----------
        Total adjustments                                         27,874,670       8,015,606
                                                                 ------------     -----------
Net cash provided by (used in) operating activities                3,532,172      (1,607,854)
                                                                 ------------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisition of property and equipment                         (385,000)          -
      Acquisition of customer list                                  (375,000)          -
                                                                 ------------     -----------
Net cash used in investing activities                               (760,000)          -
                                                                 ------------     -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of notes payable - financial instituions          (2,163,551)     (1,036,816)
      Proceeds from convertible debentures                         2,409,000         997,000
      Repayment of loan payable                                     (130,000)          -
      Proceeds from loans payable                                     -            1,310,688
      Increase (decrease) in cash overdraft                           -             (146,065)
      Stock subscription received                                    157,582         250,000
      Proceeds from issuance of stock                                     (0)        697,700
      Repayment to stockholders                                   (3,043,360)       (380,216)
                                                                 ------------     -----------
Net cash (used in) provided by financing activities               (2,770,329)      1,692,291
                                                                 ------------     -----------

Net increase in cash                                                   1,843          84,437

Cash - beginning of year                                              97,465          13,028

                                                                 ------------     -----------
Cash - end of year                                             $      99,308    $     97,465
                                                                 ============     ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
      Interest paid                                            $     312,616    $  1,055,328
                                                                 ============     ===========

      Taxes paid                                               $       7,918    $     14,248
                                                                 ============     ===========

OFFICERS' COMPENSATION CONTRIBUTED TO CAPITAL                  $     450,000    $    454,000
                                                                 ============     ===========

IMPUTED INTEREST ON LOANS  AND CONVERTIBLE DEBENTURES          $     598,266    $     38,373
                                                                 ============     ===========
NON-CASH FINANICING AND INVESTING ACTIVITIES:
      Write-off of deferred financing and offering costs       $     236,295    $    159,672
                                                                 ============     ===========
      Forgiveness of notes payable by related party            $           -    $    500,000
                                                                 ============     ===========
      Issuance of stock for settlement of debt                 $   4,446,040    $          -
                                                                 ============     ===========

                 See notes to consolidated financial statements

                     AMERICAN JEWELRY CORP. AND SUBSIDIARIES
                     ---------------------------------------

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

                           DECEMBER 31, 2000 AND 1999
                           --------------------------

1.       THE COMPANY
         -----------

         American Jewelry Corp. ("AMJ") formerly known as United Ventures Group, Inc. and as Travelnet International, Corp. ("Travelnet") was organized in May 1996. In 1999, Travelnet discontinued its operations as a tour organizer and changed its name to United Ventures Group, Inc. and then in the year 2000 changed its name to American Jewelry Corp.

         In October 1999, AMJ acquired all of the issued and outstanding shares of Shilaat Corp. ("Shilaat"), a New York shell Corp. formed In August 1999, which acquired all of the shares of Jarnow Corp. ("Jarnow"), a company which was incorporated in 1993 and manufactures and distributes gold jewelry, in exchange for 3,750,000 shares of AMJ's common stock (the "Exchange"). The Exchange was completed pursuant to the Stock Exchange Agreement between AMJ, Shilaat and Odyssey Acquisition Corp, in which 1,500,000 shares were issued to Odyssey Acquisition Corp, which owned 40% of Shilaat and 2,250,000 shares were issued to the two other stockholders who owned the remaining 60% of Shilaat. The Exchange has been accounted for as a reverse acquisition under the purchase method for business combinations.

         On April 11, 2000, American Jewelry Corp., ("AMJ") completed a merger with Advanced Ceiling Supplies Corp. ("ACSC"). The transaction was consummated pursuant to a share purchase agreement that was entered into by and among AMJ, a Delaware Corp., ACSC, a Colorado Corp. and certain shareholders of ACSC. ACSC was subsequently merged with and into AMJ.

         Hereinafter, AMJ, Shilaat, and Jarnow are collectively referred to as the "Company".

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         ------------------------------------------

         Use of Estimates - The presentation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Inventories - Inventories consisting mainly of gold are stated at the lower of cost, determined by the first-in first-out method, or market.

         Allowance for Doubtful Accounts and Returns - Provisions for losses on accounts receivable are made in amounts required to maintain an adequate allowance for doubtful accounts. Accounts receivables are written off against such allowance when it is determined by the Company that collection will not be received.

         Property and Equipment - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives of 5 years. Depreciation expense for December 31, 2000 and 1999 is $90,027 and $319,326, respectively.

         Revenue Recognition - The Company recognizes sales upon shipment of its products. The Company also provides for bad debts that are uncollectible. In circumstances where there is significant uncertainty to reasonably estimate the extent of payments to be received the Company uses the cost recovery method whereby revenue is recorded only when collection occurs.

         Income Taxes - Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," which is an asset and liability approach that requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been recognized in the Company's financial statements or tax returns.

         Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2000, the Company believes that there has been no impairment of its long-lived assets.

         Fair Value of Financial Instruments - The carrying amounts reported in the balance sheet for cash, receivables, and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

         New Accounting Pronouncement - The Company adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 for the year ended December 31, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

         Earnings Per Share - The Company has adopted the provisions of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings per share is based on the weighted average number of shares outstanding. Potential common shares included in the computation of diluted earnings per share are not presented in the financial statements, as their effect would be anti-dilutive.

         Stock based compensation - The Company accounts for stock transactions in accordance with APB Opinion No. 25, "Accounting For Stock Issued To Employees." In accordance with Statement of Financial Accounting
         Standards   No.  123  (SFAS  123),   "Accounting   For

         Stock - Based Compensation," the Company adopted the pro forma disclosure requirements of SFAS 123.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany transactions and balances have been eliminated.

3.       INVENTORIES
         -----------

         Inventories consist of the following at December 31, 2000:

              Raw Materials                      $2,116,000
              Finished Goods                      6,802,820
                                                -----------
                                                 $8,918,820
                                                ===========

4.       PROPERTY AND EQUIPMENT
         ----------------------

         Property and equipment at December 31, 2000 consists of the following:

              Factory machinery and equipment             $624,859
              Furniture and fixtures                         5,800
              Leasehold improvements                        47,900
                                                 ------------------
                                                           678,559
              Less : Accumulated depreciation              204,412
                                                 ------------------
                                                          $474,147
                                                 ==================

5.       INTANGIBLE ASSETS - NET
         -----------------------

         The Company acquired a customer list from a competitor for $375,000.

         Amortization expense of the customer list amounted to $37,500 for the year ended December 31, 2000 respectively.

6.       LOANS PAYABLE
         -------------

         During the year ended December 31, 2000, the Company borrowed money from unrelated third parties on an informal basis. Such loans have no stated due date and therefore have been classified as current. Imputed interest at a rate of 10% per annum has been accrued on the outstanding loan balances.

7.       NOTE PAYABLE
         ------------

         In June 1999, the Company entered into a financing agreement with a financial institution ("Finance Company") which provided initial funding of $6,500,000 based upon certain levels of accounts receivable, inventory and equipment, and secured by the Company's assets. The proceeds of this loan were used to repay the Company's existing line of credit and term loan with a bank. Additional advances were made to the Company based on additional sales and other requirements, as defined. In September 1999, the Company entered into an arrangement with the Finance Company to settle the obligation by executing the following; (i) the issuance of a $2,000,000 note payable to the Finance Company with an annual interest rate of 10% due September 2000 and guaranteed by the principal shareholders of the Company; (ii) the payment of $500,000 (see below), and (iii) the transfer of the remaining balance of the existing line of credit at September 30, 1999 of $3,477,460, to the principal shareholders of the Company.

         Concurrent with the above financing, the Company had entered into a separate financing agreement with another financial institution, which provided for payment of $500,000 to the Finance Company. Funds were advanced directly to the Company based on sales and levels of accounts receivable, as defined, and collateralized by the Company's assets. Such advances bear interest at the rate of 10% per annum. As of December 31, 2000 there was no amount owed under such loan.

         On April 5, 2000 a settlement agreement was reached in consideration for the Finance Company canceling: (a) a Term Promissory Note dated September 30, 2000, in the original principal amount of $2,000,000, from the Company to the Finance Company; and (b) a Term Promissory Note dated September 30, 2000, in the original principal amount of $3,477,460 (the "Note"), from principal shareholders of the Company to the Finance Company by the Company making the following payments and accepting certain covenants.

         a) The Company made a payment of $1,200,000 to the Finance Company in immediately available funds.

         b) Principal shareholders of the Company had assigned the Note to the Finance Company. The Finance Company had cancelled the such Note in return for the principal shareholders of the Company's covenant not to receive any consideration whatsoever in connection with this transaction and the canceling of the such Note.

         c) The Finance Company and the Company had amended the existing Warrants to provide for the Finance Company's right to purchase a maximum of four million shares of the Company common stock at a price of $.001 per share, and the Finance Company has exercised such right by tendering payment of
                  $4,000. The Finance Company will retain all other existing rights under the Warrants (i.e., piggyback registration rights), except as modified by point "d" below.

         d) The Finance Company does not retain its anti-dilution rights under the Warrant, and does not have the right under the Warrant or otherwise to buy additional shares at any set price, other than the same right as members of the general public to purchase such shares as may become available through the public markets at the prevailing price; and

         e) The Finance Company returned to the principal shareholders of the Company all previously pledged shares of the Company, and released and returned all corporate and personal guaranties and pledge agreements of any nature.

         As a result of this settlement the Company has recognized as additional paid in capital the extinguishment of debt and interest of $4,446,040 less $315,059 the value assigned to the warrants.

8.       DUE TO STOCKHOLDERS
         -------------------

         Due to stockholders in the aggregate amount of $914,964 represents advances from stockholders of the Company. Interest is imputed on such loans at the rate of 10% per annum.

9.       COMMITMENTS AND CONTINGENCIES
         -----------------------------

         The Company leases space for its administrative offices, showrooms and its manufacturing facility.

         For the years ended December 31, 2000 and 1999, the Company incurred total rent expense amounting to $221,633 and $150,992 respectively.

         The Company is involved in various following lawsuits and claims:

         a) The Company was one of several defendants in a case filed on December 27, 1999, collectively alleging various causes of action which, in summary, alleges that, in connection with a New Jersey real estate transaction that occurred in the later part of 1993, the Company and/or its principals were the recipients of certain sums of money that were initially fraudulently obtained (by a third-party) from complainant. The petition seeks damages in the amount of $6,200,000.

                  In March 2000, the Company, its principals and certain other defendants filed a motion to dismiss the petition for lack of subject matter jurisdiction. On October 2, 2000, the Company's motion to dismiss the above-referenced matter for lack of subject matter jurisdiction was granted by the federal court.

                  However, in January 2001 the plaintiff in such action filed a substantially identical action in state court. The Company filed an Answer on March 16, 2001, denying the allegations set forth in the Petition.

                  Management will vigorously contest the allegations set forth in the Petition, and believe that these allegations are without merit. At this incipient stage of the litigation it is too premature to evaluate the likelihood of an unfavorable outcome in the event this matter should go to trial or the likelihood of a favorable settlement prior to trial. The foregoing notwithstanding, management and the principals are of the belief that at least fifty-percent of the six million dollars in damages sought by the complainant are susceptible to dismissal by motion for summary judgement prior to completion of discovery and significantly before trial.

         b) On December 7, 1999, a complaint was filed alleging various causes of action relating to the Company's (a) alleged failure to timely file a registration statement, and (b) alleged default on a promissory note. The obligation to file a registration statement and the promissory note relate to the plaintiff's purchase of a certain 8% Convertible debenture due 2002 of the Company in the original principal amount of $1,200,000. The complaint seeks damages in excess of one million dollars. An answer and Affirmative Defenses was filed on or about February 3, 2000.

                  The parties executed a settlement agreement dated as of December 31, 2000 which provides for dismissal of this matter with prejudice provided the third-party purchasers deliver to the plaintiffs $1 million dollars as payment on their purchase of the Debenture by March 29, 2001. As of such date purchasers have delivered $400,000 of the required purchase amount; it is expected, however, that the balance of the purchase price will be shortly delivered and that the plaintiffs will agree to an extension of time to accommodate the purchasers.

         c) On or about February 4, 2000 a Preliminary Order of forfeiture (the "Order") was filed by the US government pursuant to a Special Verdict of Forfeiture rendered by the jury. The Company is among the sixty-two items/entities listed in the Order to which the government asserts an entitlement and/or (undefined) ownership interest. Pursuant to the Order, the Company has thirty days from the final date of publication of the notice in a newspaper or receipt of actual notice from the government, by which to file a petition asserting claims to any right title or interest in the properties listed in the order.

                  In July 2000 the Company filed a Petition of Innocent Owner on behalf of the Company (then known as United Ventures Group, Inc.), its affiliates, subsidiaries and shareholders which refutes and denies the government's allegations in this matter. Management will vigorously contest the "as of yet" undisclosed/unarticulated allegations underlying the Order.

         The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

10.      ECONOMIC DEPENDENCY AND CREDIT RISK
---      -----------------------------------

         Four customers aggregated 68% of the Company's sales during the year ended December 31, 2000. Three of those customers aggregated 39% of the Company's sales during the year ended December 31, 1999.

11.      STOCKHOLDERS' EQUITY
         --------------------

         Common Stock and Preferred Stock :
         ----------------------------------

         In March 1999, the Company issued 200,000 shares of Series A Preferred Stock at $.001 per shares to two of principal shareholders, which gave them 54% of the votes on any matter that requires a vote of shareholders.

         In January 2000, the Company approved an amendment to its Article of Incorporation. to raise the authorized shares of its stock to 125,000,000 shares of which 120,000,000 shall be designated as common stock with a par value of $.001 per share, and 5,000,000 shall be designated as preferred stock with a par value of $.001 per share.

         On October 13, 2000, the Company approved an amendment to its Certificate of Incorporation. to further raise the authorized shares of its stock to 355,000,000 shares of which 350,000,000 shall be designated as common stock with a par value of $.001 per share, and 5,000,000 shall be designated as preferred stock with a par value of $.001 per share.

         Convertible Debentures:
         ----------------------

         a) January 1999, the Company authorized the issuance of up to $10,000,000 of convertible debentures.

                  In April 1999, the Company entered into a Securities Purchase Agreement ("Agreement") for the sale of debentures for an aggregate purchase price of $1,300,000. Such debentures are due in 2002 and bear an interest rate of 8% per annum. The debentures are convertible into shares of the Company's common stock based on the lower of $ 2.318 or 70% of the market price of the Company's common stock at the time of conversion. The net proceeds from this agreement were $997,000.

                  Pursuant to the Agreement, the Company agreed to issue warrants to purchase up to 300,000 shares of the Company's common stock at $.70 per share and up to 1,114,285 shares at $3.325 per share. These warrants were subsequently cancelled.

                  In February 2000, the Company converted $195,679 of the debentures into 4,358,945 shares of the Company's common stock. On December 31, 2000, a settlement agreement was made with the existing debenture holders for the above remaining debenture of $1,104,321. The agreement provides that $104,321 face amount of the Debenture to be converted into 10,000,000 shares of Company's common stock. The debenture holder then entered into a purchase agreement with a third party to sell the debenture for $1,000,000. The Company is in the process of exchanging these debentures with a debenture that has been amended to extend the maturity date an additional year and to amend the conversion price to the lower of (i) 92% of the average of the closing sale price of the Company's Common Stock for the five trading days prior to the applicable conversion rate or (ii) $.015, subject to typical adjustments in the event of stock splits and the like ($400,000 principal amount of debentures have been exchanged thus far). The Company has also entered into an agreement with the purchasers of the debentures, which provides for limitations on the amount of debentures to be converted.

         b) During year 2000, debentures for $1,000,000 have been issued for amounts received of $950,000 net of $50,000 of closing expense by a subsidiary of the Company, which was subsequently merged with and into the Company. Another debenture was issued for $1,000,000 for cash received $865,000 net of $135,000 of closing expense by a subsidiary of the Company, which was subsequently merged with and into the Company. A third debenture was issued for $1,000,000 for cash received $294,000 net of closing expense of $46,000 by a subsidiary of the
                  Company, which was subsequently merged with and into the Company. The balance of the debenture of $650,000 has not yet received. In addition to these three debentures the Company received $300,000 with $50,000 discount from debentures issued during the year ending December 31, 1999. The total amounts received have been converted to 270,515,398 shares of the Company's common stock with the recording of $22,585,000 beneficial convertible features and conversion inducement expense.

         Stock Option Plan:
         ------------------

         In December 1999, The Company approved the establishment of a stock option plan for the issuance of 600,000 shares of its common stock. At December 31, 2000 there were no options outstanding.

         Deferred Compensation:
         ----------------------

         During the year ended December 31, 2000 an advisory fee was paid to consultants retained by the Company to provide certain advisory services via the issuance of 405,000 common shares. The common shares were valued at their approximate fair market value on the dates of issuance less.

         Stock subscription receivable:
         ------------------------------

         During the year ended December 31, 2000 the Company received $157,582 for 12,852,237 shares of common stock sold during 1999.

12.      INCOME TAXES
         ------------

         The Company accounts for income taxes under the provisions of SFAS 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforward. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2000, the Company had net deferred tax assets of approximately $2,400,000. The Company has established a valuation allowance for the full amount of such deferred tax assets at December 31, 2000, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

         The following table reflects the Company's deferred tax assets and (liabilities) at December 31, 2000:

Net operating loss deduction                                 $2,400,000
Valuation allowance                                          (2,400,000)
                                                      -------------------
Net deferred asset                                           $     --
                                                      ===================

The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income loss before income taxes as follows:

                                                       ---------------------------------------
                                                              2000                1999
                                                              ----                ----
                                                       ---------------------------------------

  Income tax (benefit) computed at statutory rate            $(8,500,000)        $(2,100,000)
  Effect of permanent differences                              8,900,000             875,000
  Utilization of net operating loss carried forward             (400,000)
  Tax benefit not recognized                                        -             (1,225,000)
                                                       -------------------  ------------------
  Provision for income taxes (benefit)                 $            -       $           -
                                                       ===================  ==================

The net operating loss carryforward at December 31, 2000 was approximately $7,000,000 and expires in the years 2012 to 2019.

Item 8.     Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.
            ------------------------------------

None.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.
         --------------------------------------------------

The following information is presented with respect to the background of each of the directors and executive officers of the Company:

Name                        Age           Position
----                        ---           --------

Isaac Nussen                 50           President, CEO and Director

George Weisz                 60           Chief Operating Officer, Vice
                                          President , Secretary and Director

Eric J. Rothschild           68           Director

Martin Weisz                 32           Chief Financial Officer

* Israel Braun               54           Director

     Isaac Nussen has served as President, CEO and Director since November 1998. Since 1993 he also served in the same positions for Jarnow Corporation. He is responsible for marketing and sales. Mr. Nussen served as an executive officer of other jewelry manufacturing companies for over 25 years.

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

     Martin Weisz has served as Treasurer and Chief Financial Officer since January 1999. During the past six years Mr. Weisz was vice president of Jarnow Inc., in charge of several major customer accounts. He is a signatory to all the Company's bank accounts and was involved in bank relations since he started with the Company.

     * Israel Braun resigned as a director of the Company in January 2001.

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

Item 10.    Executive Compensation.
            -----------------------

The Summary Compensation Table below sets forth compensation paid by the Company for the three fiscal years ended December 31, 2000 for services in all capacities for its CEO and President. No other principal executive officer received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------
                                                      Other
  Name and Principal       Year        Annual        Annual       Awards
       Position                     Compensation  Compensation    Options
--------------------------------------------------------------------------------
    Isaac Nussen,          2000           -           none         none
      President        ---------------------------------------------------------
                           1999           -           none         none
                       ---------------------------------------------------------
                           1998       $ 23,000        none         none
--------------------------------------------------------------------------------
    George Weisz,          2000           -           none         none
   Chief Operations    ---------------------------------------------------------
       Officer             1999           -           none         none
                       ---------------------------------------------------------
                           1998       $ 23,000        none         none
--------------------------------------------------------------------------------


     Mr. Weisz and Mr. Nussen are entitled to receive an annual salary of $250,000 each, however they did not receive the entire salary allowed and are owed the amounts from the Company not paid by the Company in prior years. In addition, both are entitled to receive a bonus of 2.5% of net profit (before taxes) in excess of $500,000 in each fiscal year commencing with the fiscal year ending December 31, 1999, cost of living increase, a life insurance policy in the face amount of $1,000,000 payable to them. In addition, on a change of control, in the event either or both Mr. Weisz or Mr. Nussen, terminate their employment with the Company, they will each be entitled to receive a lump sum payment equal to 290% of their respective annual compensation for the five years preceding the date of termination.

Item 11.    Security Ownership of Certain Beneficial Owners and Management
            --------------------------------------------------------------

      The following table sets forth information, as at March 27, 2001 with respect to the shares of Common Stock which are beneficially owned by (i) any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) the executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation" above, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group:


       NAME AND ADDRESS            SHARES          PERCENT OF SHARES
       ----------------            OWNED            BENEFICIALLY
                                   -----                 OWNED
                                                         -----

GEORGE WEISZ                       5,000,000             27.7%
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

ISAAC NUSSEN                       5,000,000             27.7%
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

ERIC J. ROTHSCHILD                   -0-                 -0-
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001

ALL OFFICERS AND DIRECTORS AS     10,000,000             55.4%
A GROUP (4 PERSONS)

-----------

*  Less than one (1) percent


Item 12.    Certain Relationships and Related Transactions.
            ----------------------------------------------

      At December 2000, the Company owed George Weisz and Isaac Nussen $914,964 in connection with certain interest free loans made to the Company.

Item 13.      Exhibits and Reports on Form 10-KSB.

(a)   Exhibits
      --------

Exhibit
-------
Number      Description
------      -----------

*3.1         Certificate of Incorporation of the Registrant.
*3.2         Amendment to Certificate of Incorporation
*3.3         Bylaws of the Registrant.
*4.1         Form of Registrant's Common Stock Certificate.
*10.1        Stock Option Plan.
*10.2        Securities Purchase Agreement relating to the Debentures.
*10.3        Form of 8% Convertible Debentures.
*10.4        Form of Warrant between the Registrant and the Debenture Holder.
**10.5       Share Purchase Agreement dated April 3, 2000, by and among UVGI,
             Advanced Ceiling and the shareholders of Advanced Ceiling.
**10.6       Plan of Merger dated April 7, 2000.
**10.7       Form of Acceptance and Sale Agreement dated April 3, 2000.
  10.8       Limitations on conversion and resale of 8% Convertible Debentures.
  10.9       Form of Amended 8% Convertible Debentures.
  10.10      Purchase Lease and Service Agreement dated October 2, 2000.
  10.11      Independent Contractor's Agreement dated October 2, 2000.

* This exhibit has been incorporated by reference from Registration Statement on Form SB-2, file no. 333-92037, filed on December 3, 1999.

** This exhibit has been incorporated by reference from the Current Report on Form 8-K, file no. 000-28663, filed on June 15, 2000.


(b)   Reports on Form 8-K
      -------------------

      No Reports on Form 8-K were filed by the Company during the last fiscal quarter of the Company's fiscal year ended December 31, 2000.

SIGNATURES
----------


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMERICAN JEWELRY CORP.

Dated: April 13, 2001

                                            By: /s/ Isaac Nussen
                                                --------------------------
                                                Isaac Nussen
                                                President and Chief Executive
                                                Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                     Capacity                                    Date

/s/ Isaac Nussen              President, Chief Executive Officer          April 13, 2001
---------------------------   and Director
Isaac Nussen


/s/ George Weisz              Chief Operating Officer, Vice-President     April 13, 2001
---------------------------   and Director
George Weisz


/s/ Martin Weisz              Treasurer and Chief Financial Officer       April 13, 2001
----------------------------
Martin Weisz


/s/ Eric J. Rothschild        Director                                    April 13, 2001
----------------------------
Eric J. Rothschild


                                  EXHIBIT INDEX


Exhibit
Number      Description
------      -----------

   10.8      Limitations on conversion and resale of 8% Convertible Debentures.
   10.9      Form of Amended 8% Convertible Debentures
   10.10     Purchase Lease and Service Agreement dated October 2, 2000.
   10.11     Independent Contractor's Agreement dated October 2, 2000.