Form 10QSB
period 2001-03-31
AMERICAN JEWELRY CORP
filed 2001-05-14
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 337,564,057 shares outstanding as of March 31, 2001; Series A Preferred Stock, $.001 par value per share - 200,000 shares outstanding as of March 31, 2001.

                             AMERICAN JEWELRY CORP.

                                   FORM 10-QSB

                      FOR THE QUARTER ENDED MARCH 31, 2001

PART I.  FINANCIAL INFORMATION                                                                     PAGE
                                                                                                   ----
Item 1.           Financial Statements.

                  Consolidated Balance Sheets as of March 31, 2001                                  F-1

                  Consolidated Statements of Operations for the Three Months
                  ended March 31, 2001 and March 31, 2000                                           F-2

                  Consolidated Condensed Statements of Cash Flows for the Three
                  Months ended March 31, 2001 and March 31, 2000                                    F-3

                  Notes to Financial Statements                                                     F-4

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                             5


PART 11. OTHER INFORMATION

Item 1.           Legal Proceedings.                                                                 6

Item 2.           Changes in Securities and Use of Proceeds.                                         6

Item 3.           Defaults upon Senior Securities.                                                   6

Item 4.           Submission of Matters  to a Vote of Security Holders.                              6

Item 5.           Other Information.                                                                 6

Item 6.           Exhibits and Reports on Form 8-K.                                                  6


                                       BALANCE SHEET
                                   AMERICAN JEWELRY CORP.
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                       March 31, 2001

                                        (Unaudited)

                                           ASSETS
                                           ------

CURRENT ASSETS:
Cash                                                                    $            2,029
Accounts receivable-net                                                          1,224,736
Inventories                                                                      8,650,960
Prepaid expenses                                                                     5,900
                                                                        ------------------
   TOTAL CURRENT ASSETS                                                          9,883,625
                                                                        ==================

PROPERTY AND EQUIPMENT, net                                                        441,407

OTHER ASSETS :

Intangible assets                                                                  318,750

Other                                                                               36,257
                                                                        ------------------
                                                                        $       10,680,039
                                                                        ==================

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:

Accounts payable and accrued expenses                                   $          968,027

Loans payable                                                                      520,000

Convertible debentures                                                           1,052,161
                                                                        ------------------
   TOTAL CURRENT  LIABILITIES                                                    2,540,188
                                                                        ------------------
DUE TO STOCKHOLDERS                                                                 81,093
                                                                        ------------------

STOCKHOLDERS' EQUITY:

Common Stock, $.001 par value  - 350,000,000 shares authorized,
  337,564,057 shares issued and outstanding                                        337,564

Preferred stock, $.001 par value - 5,000,000 shares authorized,
  200,000 Series A shares issued and outstanding                                       200

Additional paid-in capital                                                      43,467,337

Accumulated deficit                                                            (35,746,343)
                                                                        ------------------

  TOTAL STOCKHOLDERS' EQUITY                                                     8,058,758
                                                                        ------------------

                                                                        $       10,680,039
                                                                        ==================

                      See notes to consolidated financial statements

                                                   AMERICAN JEWELRY CORP.
                                                      AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF OPERATIONS
                                                         (Unaudited)

                                                                                          Three Months Ended March 31,
                                                                                          ----------------------------
                                                                                            2001                 2000
                                                                                     --------------------   ----------------
Net sales                                                                          $           1,375,681  $       1,473,400

Cost of goods sold                                                                             1,112,150          1,178,720
                                                                                     --------------------   ----------------

Gross profit                                                                                     263,531            294,680

Selling, general and administrative expenses                                                     623,144            357,403
                                                                                     --------------------   ----------------
                                                                                                (359,613)           (62,723)

Interest expense                                                                                            -        47,412
Interest expense - non-cash                                                                      232,384            345,422
                                                                                     --------------------   ----------------

Net income (loss)                                                                  $            (591,997) $        (455,557)
                                                                                     ====================   ================


Basic and diluted net income (loss) per common share:                              $               (0.00)             (0.01)
                                                                                     ====================   ================

Weighted average common shares outstanding                                                   323,867,559         42,921,871
                                                                                     ====================   ================

                                       See notes to consolidated financial statements

                                                             F-2

                                                   AMERICAN JEWELRY CORP.
                                                      AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (Unaudited)

                                                                                         Three Months Ended March 31,
                                                                                         ----------------------------
                                                                                             2001                2000
                                                                                             ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES :
     Net Income (loss)                                                               $         (591,997) $         (455,557)
                                                                                     ------------------  ------------------
     Adjustment to reconcile net loss to net cash
     provided by (used in) operating activities:
        Depreciation                                                                             32,740              35,000
        Amortization                                                                             18,750                   -
        Officers' compensations contributed to capital                                          112,500                   -
        Interest expenses on conversion benefit                                                 212,384                   -
        Accounts receivable                                                                     509,399          (2,019,161)
        Inventories                                                                             267,860           4,475,262
        Other assets                                                                             (1,257)             48,112
        Accounts payable and accrued expenses                                                    76,213             (90,045)
                                                                                     ------------------  ------------------
           Total adjustments                                                                  1,228,589           2,449,168
                                                                                     ------------------  ------------------
Net cash provided by (used in) operating activities                                             636,592           1,993,611
                                                                                     ------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Repayment of notes payable - financial instituions                                            -            (665,580)
        Proceeds from convertible debentures                                                    100,000            (691,760)
        Repayment of loan payable                                                              (833,871)           (130,000)
        Increase in restricted cash                                                                   -          (1,200,000)
        Increase in deferred financing costs                                                          -              51,249
        Stock subscription received                                                                   -             157,582
        Proceeds from issuance of stock                                                               -             701,678
        Repayment to stockholders                                                                     -              84,092
                                                                                     ------------------  ------------------
Net cash (used in) provided by financing activities                                            (733,871)         (1,692,739)
                                                                                     ------------------  ------------------

Net increase in cash                                                                            (97,279)            300,872


Cash - beginning of period                                                                       99,308              97,465
                                                                                     ------------------  ------------------

Cash - end of period                                                                 $            2,029  $          398,337
                                                                                     ==================  ==================

NON-CASH FINANICING AND INVESTING ACTIVITIES:
        Issuance of stock for settlement of debt                                     $           52,160  $                -
                                                                                     ==================  ==================

                                       See notes to consolidated financial statements

                                                             F-3

                             AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

     The accompanying condensed financial statements have been prepared in accordance with generally accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

2.   STOCKHOLDERS EQUITY

     Convertible Debentures:

     During the three months ended March 31, 2001, the Company received $100,000 for a debenture issued during the year ending December 31, 2000. Said amount received has been converted to 24,562,667 shares of the Company's common stock with recording of $194,544 beneficial convertible features.

     Furthermore, the Company issued 5,000,000 shares for a settlement agreement made on December 31, 2000 with the existing debenture holders.

3.   SUBSEQUENT EVENT

     On April 30, 2001 the Company elected to effect a 1:300 reverse stock split of its common stock. Concurrent with the reverse split, the Company's ticker symbol has changed to AMJC (OTC BB). The Company has also approved to reduce the number of its authorized common stock to a number that has not yet been determined.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE-MONTH PERIOD ENDED MARCH 31, 2001 COMPARED TO THREE-MONTH PERIOD ENDED MARCH 31, 2000

         Net sales amounted to $1,375,681 for the three-month period ended March 31, 2001, compared to $1,473,400 a decrease of $97,719 or 7% from the three-month period ended March 31, 2000. The decline in sales is due to the recognition of sales in 2000, as per certain GAAP and SEC requirements, of certain sales shipped in 1999.

         Gross profit decreased by $31,149, or 11%, to $263,531 for the three-month period ended March 31, 2001 from $294,680 for the three-month period ended March 31, 2000. Gross profit as a percentage of net revenues decreased to 19% for the three-month period ended March 31, 2001 from 20% for the three-month period ended March 31, 2000.

         Selling, General and Administrative expenses increased by $265,741, or 74% to $623,144, or 45% of net revenues, for the three-month period ended March 31, 2001, from $357,403 or 11% of net revenues for the three-month period ended March 31, 2000. The principal increase in expenses was due to the recognition in 2001 of certain non-cash deferred expenses, that were not recognized in the first three months of 2000, but were recognized in subsequent periods in 2000.

         Interest expenses decreased to $214,544 for the three-month period ended March 31, 2001 from $392,834 for the three-month period ended March 31, 2000. This decrease is primarily due to the reduction of outstanding debentures payable.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

         Historically the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the three months ended March 31, 2001, the Company financed operations from proceeds from sales. We believe the Company will be able to finance future operations from cash generated from operations.

         Working capital increased by $7,088,000 to $7,343,000 at March 31, 2001, from $255,000 at March 31, 2000.

         The Company's operating activities generated cash in the amount of $637,000 for the three month period ended March 31, 2001 as compared to $1,994,000 for the same period in 2000. There were no investing activities for these periods.

         The Company used net cash in financing activities in the amount of $734,000 during the three month period ended March 31, 2001, as compared to $1,693,000 during the three month period ended March 31, 2000. The principal use of cash in financing activities for the three month period ended March 31, 2001 was repayment of debt to stockholders.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Incorporated by reference herein to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001.

Item 2.  Changes in Securities and Use of Proceeds.
         -----------------------------------------

         The holder of a certain 8% Convertible Debenture due 2002 of the Company (the "Debenture") entered into a purchase agreement with a third party to sell the Debenture for $1,000,000. The Company is in the process of exchanging the Debenture with debentures that have been amended to extend the maturity date an additional year and to amend the conversion price to the lower of (i) 92% of the average of the closing sale price of the Company's Common Stock for the five trading days prior to the applicable conversion rate or (ii) $4.50 (after adjustment due to the Company's recent reverse stock split), subject to further adjustment in the event of further stock splits and the like ($400,000 principal amount of debentures have been exchanged thus far). The Company has also entered into an agreement with the purchasers of the amended debentures, which provides for limitations on the amount of debentures to be converted.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ------------------

         None.

Item 5. Other Information.
        -----------------

         None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)        Exhibits

                  None

       (b)        Reports on Form 8-K

                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  May 14, 2001


                                                American Jewelry Corp.


                                                By: /s/ Isaac Nussen
                                                     --------------------------
                                                      Name: Isaac Nussen
                                                      Title: President and Chief
                                                      Executive Officer