Form 10QSB
period 2001-06-30
AMERICAN JEWELRY CORP
filed 2001-08-14
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 10,518,985 shares outstanding as of June 30, 2001; Series A Preferred Stock, $.001 par value per share - 200,000 shares outstanding as of June 30, 2001.

                             AMERICAN JEWELRY CORP.
                                   FORM 10-QSB

                       FOR THE QUARTER ENDED JUNE 30, 2001

PART I.  FINANCIAL INFORMATION                                                          PAGE
                                                                                        ----
Item 1.           Financial Statements.

                  Index to Financial Statements                                          F-1

                  Consolidated Balance Sheets as of June 30, 2001                        F-2

                  Consolidated Statement of Operations for the Three Months
                  ended June 30, 2001 and June 30, 2000, and for the Six Months
                  ended June 30, 2001 and June 30, 2000.                                 F-3

                  Consolidated Condensed Statements of Cash Flows for the Six
                  Months ended June 30, 2001 and June 30, 2000                           F-4

                  Notes to Financial Statements                                          F-5

Item 2.           Management's Discussion and Analysis of Financial Condition and
                  Results of Operations.                                                 7


PART 11. OTHER INFORMATION

Item 1.           Legal Proceedings.                                                     8

Item 2.           Changes in Securities and Use of Proceeds.                             8

Item 3.           Defaults upon Senior Securities.                                       8

Item 4.           Submission of Matters  to a Vote of Security Holders.                  8

Item 5.           Other Information.                                                     8

Item 6.           Exhibits and Reports on Form 8-K.                                      8

                             AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES

                         INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheet .............................................F-2

Consolidated Statements of Operations ..................................F-3

Consolidated Statements of Cash Flows ..................................F-4

Notes fo Consolidated Financial Statements .............................F-5

                                          AMERICAN JEWELRY CORP.
                                             AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEET
                                                (Unaudited)
                                               June 30, 2001

                                                  ASSETS

CURRENT ASSETS:
     Cash                                                                              $           24,778
     Accounts receivable, net                                                                   1,232,421
     Inventory                                                                                  8,418,820
     Loan to shareholders                                                                         531,883
                                                                                       ------------------
         TOTAL CURRENT ASSETS                                                                  10,207,902


PROPERTY AND EQUIPMENT, net                                                                       408,667

OTHER ASSETS:
     Intangible assets                                                                            300,000
     Other                                                                                         74,526
                                                                                       ------------------
                                                                                       $       10,991,095
                                                                                       ==================

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable and accrued expenses                                             $          971,911
     Loans payable                                                                                520,000
     Convertible debentures                                                                       881,161
                                                                                       ------------------
         TOTAL CURRENT LIABILITIES                                                              2,373,072
                                                                                       ------------------
STOCKHOLDERS' EQUITY:
     Common stock, $.001 par value -325,000,000 shares authorized,
       10,518,985 shares issued and outstanding                                                    10,519
     Preferred stock, $.001 par value - 5,000,000
       shares authorized, 200,000 Series A shares
       issued and outstanding                                                                         200
     Treasury stock                                                                               (10,428)
     Additional paid-in capital                                                                47,069,526
     Accumulated deficit                                                                      (38,451,794)
                                                                                       ------------------
         TOTAL STOCKHOLDERS' EQUITY                                                             8,618,023
                                                                                       ------------------
                                                                                       $       10,991,095
                                                                                       ==================

                 See notes to consolidated financial statements


                                                AMERICAN JEWELRY CORP.
                                                   AND SUBSIDIARIES
                                         CONSOLIDATED STATEMENT OF OPERATIONS
                                                      (Unaudited)


                                                      Three Months Ended June 30,           Six Months Ended June 30,
                                                  ----------------------------------    --------------------------------
                                                          2001              2000              2001            2000
                                                                         (Restated)                        (Restated)
                                                  ------------------  --------------    --------------- ----------------
        Net sales                                 $        2,112,283  $    2,073,574    $     3,487,964 $      3,546,974

        Cost of goods sold                                 1,513,289       1,676,352          2,625,439        2,566,629
                                                  ------------------  --------------    --------------- ----------------

        Gross profit                                         598,994         397,222            862,525          980,345

        Non cash compensation expense                        225,000         225,000            225,000          225,000

        Selling, general and administrative                  592,718         462,678          1,215,862          922,579

        Stock compensation                                 2,443,197               -          2,657,741                -

        Bad debt recovery                                          -        (700,000)                 -         (700,000)
                                                  ------------------  --------------    --------------- ----------------

        Income (loss) from operations                     (2,661,921)        409,544         (3,236,078)         532,766

        Interest expense                                      43,529         289,958             61,369          580,294
                                                  ------------------  --------------    --------------- ----------------

        Net income (loss)                         $       (2,700,533) $      119,586    $    (3,292,530)$        (47,528)
                                                  ==================  ==============    =============== ================

        Basic and diluted net income (loss) per share

        Net income (loss) per share               $            (0.69)$          0.46    $         (1.32)$          (0.22)
                                                  ==================  ==============    =============== ================
        Weighted average common shares outstanding         3,916,554         260,920          2,506,185          216,811 *
                                                  ==================  ==============    =============== ================

      * Prior periods share restated 1:300 reverse split.


                                    See notes to consolidated financial statements



                                       STATEMENT OF CASH FLOWS
                                       AMERICAN JEWELRY CORP.
                                          AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (Unaudited)

                                                                       Six months ended June 30,
                                                                    ------------------------------
                                                                         2001            2000
                                                                    ------------- ----------------
CASH FLOWS FROM OPERATING ACTIVITIES :
    Net loss                                                        $  (3,292,530)$        (47,528)
                                                                    ------------- ----------------
    Adjustment to reconcile net loss to net cash
    provided by (used in) operating activities:
      Depreciation                                                         65,480           17,500
      Amortization                                                         37,500                -
      Officers' compensation                                              225,000          225,000
      Fee and interest on convertible debentures                           46,286                -
      Interest expense on conversion benefit                            2,657,741           27,043
      Amortization of deferred compensation                                     -          102,498
      Write-off of deferred financing and offering costs                        -          118,146
    Change in assets and liabilities;
      Increase in accounts receivable                                     501,714         (560,838)
      Decrease in inventories                                             500,000        2,557,368
      Increase in other assets                                            (33,626)        (210,125)
      Decrease (Increase) in accounts payable and accrued expenses         80,097       (1,046,273)
                                                                    ------------- ----------------
        Total adjustments                                               4,080,192        1,230,319
                                                                    ------------- ----------------
Net cash provided by (used in) operating activities                       782,745        1,182,791
                                                                    ------------- ----------------

CASH FLOWS FROM INVESTING ACTIVITIES :
      Acquisition of property and equipment                                     -         (170,374)

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repayment of notes payable - financial instituions                        -       (1,884,498)
      Proceeds from convertible debentures                                600,000          224,450
      Repayment of loans                                                        -         (184,464)
      Proceeds from issuance of stock                                           -     1,039,000.00
      Redemption of treasury stock                                        (10,428)               -
      Advances to stockholders                                           (531,883)               -
      Repayment to stockholders                                          (914,964)        (297,636)
                                                                    ------------- ----------------
Net cash used in (provided by) by financing activities                   (857,275)      (1,103,148)
                                                                    ------------- ----------------

Net increase in cash                                                      (74,530)         (90,731)

Cash - beginning of year                                                   99,308           97,465
                                                                    ------------- ----------------

Cash - end of year                                                  $      24,778 $          6,734
                                                                    ============= ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
      Interest paid                                                 $           - $         27,043
                                                                    ============= ================

NON-CASH FINANICING AND INVESTING ACTIVITIES:
      Forgiveness of debt by financial institution                  $           - $      4,446,040
                                                                    ============= ================
      Conversion of debentures                                      $     723,160 $        691,760
                                                                    ============= ================
      Forgiveness of notes payable by related party                 $           - $      2,000,000
                                                                    ============= ================

                           See notes to consolidated financial statements

                                                 F-4

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

         The results of operations for the six-month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

         The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on April 17, 2001.

2.       STOCKHOLDERS EQUITY

         Convertible Debentures:

         During the six-months ended June 30, 2001, the Company received $600,000 for debentures issued during the year ending December 31, 2000. Such amounts received have been converted into 4,090,742 shares of the Company's common stock with the recording of $1,127,886 beneficial convertible features.

         Furthermore, the Company issued 33,334 shares of common stock to the existing debenture holders to convert the above debentures in the amount of $104,321 in connection with a settlement agreement entered into on December 31, 2000 with the existing debenture holders.

         Moreover, in connection with a settlement agreement between the existing debenture holders and a third party on December 31, 2000 to sell the debentures, the existing debenture holders were paid $500,000. In addition, the new debenture holder converted the debentures in the amount of $171,000 into 5,368,238 shares of common stock with the recording of $1,529,855 beneficial convertible features.

3.       COMMON STOCK

         On April 30, 2001 the Company elected to effect a 1:300 reverse stock split of its common stock. Concurrent with the reverse split, the Company's ticker symbol has changed to AMJC (OTC BB).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS


SIX-MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2001 COMPARED TO SIX-MONTH AND THREE MONTHS PERIODS ENDED JUNE 30, 2000

         Net sales amounted to $3,487,964 for the six-month period ended June 30, 2001, compared to $3,546,974 a decrease of $59,010 or 2% from the six-month period ended June 30, 2000. Net sales for the three months ended June 30, 2001 were $2,112,283 compared to $2,073,574 for the same period in 2000, an increase of 2%. The changes in sales are not deemed material.

         Gross profit decreased by $117,820 or 12%, to $862,525 for the six-month period ended June 30, 2001 from $980,345 for the six-month period ended June 30, 2000. Gross profit for the three months ended June 30, 2001 increased by $201,772 to $598,994 in 2001 from $397,222 for the same period in 2000. Gross profit, estimated by management for interim periods, was decreased to 25% for the six-month period ended June 30, 2001 from 28% for the six-month period ended June 30, 2000. This reduction is not deemed material and is subject to adjustments in later periods.

         Selling, General and Administrative expenses increased by $288,366, or 31% to $1,210,945, or 35% of net revenues, for the six-month period ended June 30, 2001, from $922,579 or 26% of net revenues for the six-month period ended June 30, 2000. Selling, General and Administrative expenses increased by $125,123, or 27% to $592,718, or 28% of net revenues, for the three-month period ended June 30, 2001, from $462,678 or 22% of net revenues for the three-month period ended June 30, 2000. The principal increase in expenses was due to increased costs related to acquisitions and restructuring of Company's debt and equity.

         Interest expenses decreased to $61,369 for the six-month period ended June 30, 2001 from $580,294 for the six-month period ended June 30, 2000. Interest expenses decreased to $43,529 for the three-month period ended June 30, 2001 from $298,958 for the three-month period ended June 30, 2000. The decrease is primarily due to the elimination of note payable to financial institution and reduction of outstanding debentures payable that were in place in 2000.

LIQUIDITY AND CAPITAL RESOURCES

         Historically the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the six months ended June 30, 2001, the Company financed operations from proceeds from sales. We believe the Company will be able to finance future operations from cash generated from operations.

         Working capital increased by $677,932 TO $7,886,991 at June 30, 2001, from $7,209,059 at June 30, 2000.

         The Company's operating activities generated cash in the amount of $782,745 for the six month period ended June 30, 2001 as compared to $1,182,791 for the same period in 2000. There were no investing activities in 2001. In the six months ended June 30, 2000 the Company acquired property and equipment for $170,341.

         The Company used net cash in financing activities in the amount of $857,275 during the six month period ended June 30, 2001, as compared to $1,103,148 during the six month period ended June 30, 2000. The principal use of cash in financing activities in 2001 was repayment of debt and advances to stockholders. The principal use of cash in financing activities in 2000 was repayment of loan payable to financial institution.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.
         -----------------

         Incorporated by reference herein to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001.

Item 2. Changes in Securities and Use of Proceeds.
        ------------------------------------------

         The holders of certain 8% Convertible Debentures due 2002 of the Company (the "Debentures") entered into a purchase agreement with third parties (the "Purchasers") to sell $100,000 of the Debentures to the Purchasers. The Company exchanged the Debentures purchased by the Purchasers with debentures issued by the Company that were amended to extend the maturity date an additional year and to amend the conversion price to the lower of (i) 92% of the average of the closing sale price of the Company's Common Stock for the five trading days prior to the applicable conversion rate or (ii) $.015, subject to typical adjustments in the event of stock splits and the like. The Company has also entered into an agreement with the Purchasers of the amended debentures, which provides for limitations on the amount of the amended debentures to be converted.

Item 3. Defaults Upon Senior Securities.
        -------------------------------

         None.

Item 4. Submission of Matters to a Vote of Security Holders.
        ---------------------------------------------------

         (a)      Date of Special Meeting: April 30, 2001

         (b) Approval of amendment to the Company's Certificate of Incorporation to effect a 1:300 reverse stock split of the Company's issued and outstanding shares of common stock, par value $0.0001 per share.

                                     STOCKHOLDER VOTES
                                     -----------------
                                For:                          415,085,619
                                Against:                       29,327,204
                                Abstentions:                      175,500
                                Broker non-votes:                       0

Item 5. Other Information.
        -----------------

         None.

Item 6. Exhibits and Reports on Form 8-K.

       (a)        Exhibits
                  None.

       (b)        Reports on Form 8-K
                  None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  August 14, 2001


                                                  American Jewelry Corp.


                                                  By: /s/ Isaac Nussen
                                                     ---------------------------
                                                      Name: Isaac Nussen
                                                      Title: President and Chief
                                                      Executive Officer