Form 10QSB
period 2001-09-30
AMERICAN JEWELRY CORP
filed 2001-11-15
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 2001

         OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from               to

         Commission file number 0-28663

                             AMERICAN JEWELRY CORP.
                             ----------------------
        (Exact name of small business issuer as specified in its charter)

          DELAWARE                                            65-0675444
          --------                                            ----------
(State of other jurisdiction of                            (I.R.S. Employer)
incorporation or organization)                             Identification No.)

                              131 West 35th Street
                            New York, New York 10001
                            ------------------------
                    (Address of principal executive offices)

                                 (212) 736-0880
                (Issuer's Telephone Number, Including Area Code)

                                 Not Applicable
                                 --------------
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

      Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No
|_|

      State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.001 par value per share - 166,418,258 shares outstanding as of September 30, 2001; Series A Preferred Stock, $.001 par value per share - 200,000 shares outstanding as of September 30, 2001.

                             AMERICAN JEWELRY CORP.

                                   FORM 10-QSB

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2001



PART I.  FINANCIAL INFORMATION                                         Page
                                                                       ----

Item 1.  Financial Statements.

         Consolidated Balance Sheets as of September 30, 2001           F-1

         Consolidated Statement of Operations for the Three Months
         ended September 30, 2001 and September 30, 2000,
         and for the Nine Months ended September 30, 2001 and
         September 30, 2000.                                            F-2

         Consolidated Statements of Cash Flows for the Nine
         Months ended September 30, 2001 and September 30, 2000         F-3

         Notes to Consolidated Financial Statements                     F-4

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.                             6


PART 11. OTHER INFORMATION

Item 1.  Legal Proceedings.                                               7

Item 2.  Changes in Securities and Use of Proceeds.                       7

Item 3.  Defaults upon Senior Securities.                                 7

Item 4.  Submission of Matters  to a Vote of Security Holders.            7

Item 5.  Other Information.                                               7

Item 6.  Exhibits and Reports on Form 8-K.                                7

                             AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                               September 30, 2001

                                     ASSETS
                                     ------

CURRENT ASSETS:
  Cash                                                            $        3,540
  Accounts receivable, net                                             1,063,811
  Inventory                                                            5,618,820
  Prepaid expenses                                                        23,850
                                                                  --------------
    TOTAL CURRENT ASSETS                                               6,710,021

PROPERTY AND EQUIPMENT, net                                              375,927

OTHER ASSETS:
  Intangible assets                                                      281,250
  Other                                                                   36,450
                                                                  --------------

                                                                  $    7,403,648
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:
  Accounts payable and accrued expenses                           $     682,493
  Loans payable                                                         520,000
  Convertible debentures                                                335,500
                                                                  --------------
    TOTAL CURRENT LIABILITIES                                         1,537,993
                                                                  --------------

DUE TO STOCKHOLDERS                                                      30,433

STOCKHOLDERS' EQUITY:
  Common stock, $.001 par value -350,000,000 shares authorized,
   166,418,258 shares issued and outstanding                            166,418
  Preferred stock, $.001 par value - 5,000,000
   shares authorised, 200,000 Series A shares
   issued and outstanding                                                   200
  Treasury stock                                                        (10,428)
  Additional paid-in capital                                         50,732,038
  Accumulated deficit                                               (45,053,006)
                                                                  --------------
    TOTAL STOCKHOLDERS' EQUITY                                        5,835,222
                                                                  --------------
                                                                  $   7,403,648
                                                                  ==============

                 See notes to consolidated financial statements

                             AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                                              Three Months Ended September 30,      Nine Months Ended September 30,
                                                                  2001               2000               2001               2000
                                                              ------------       ------------       ------------       ------------
                                                                                    Restated                              Restated
                                                                                    --------                              --------
Net sales                                                     $    907,429          2,036,184          4,395,393          5,583,158

Cost of goods sold                                                 665,842          1,946,996          3,291,281          4,513,625
                                                              ------------       ------------       ------------       ------------

Gross profit                                                       241,587             89,188          1,104,112          1,069,533

Non cash compensation expense                                       32,500            112,500            257,500            337,500

Selling, general and administrative                                580,012            356,242          1,795,874          1,278,821

Inventory impairment                                             3,000,000                 --          3,000,000                 --

Stock compensation                                                      --          2,159,805                 --          2,159,805

Bad debt recovery                                                       --           (400,000)                --         (1,100,000)
                                                              ------------       ------------       ------------       ------------

Income (loss) from operations                                   (3,370,925)        (2,139,359)        (3,949,262)        (1,606,593)

Interest expense                                                    21,958            150,125             83,327            730,419
Beneficial conversion features and
 inducement expense                                              3,208,329         19,585,000          5,866,070         19,585,000
                                                              ------------       ------------       ------------       ------------

                                                                 3,208,329         19,585,000          5,866,070         19,585,000
                                                              ------------       ------------       ------------       ------------

Net income (loss)                                             $ (6,601,212)      $(21,874,484)      $ (9,898,659)      $(21,922,012)
                                                              ============       ============       ============       ============

Basic and diluted net income (loss) per  share

      Net income (loss) per share                             $      (0.09)      $     (64.55)      $      (0.38)      $     (84.49)
                                                              ============       ============       ============       ============

Weighted average common shares outstanding                      71,860,586            338,891         25,878,358            259,450
                                                              ============       ============       ============       ============


* Prior periods share restated 1:300 reverse split.

                 See notes to consolidated financial statements

                             AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                          2001              2000
                                                                      -------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES :                                                     Restated
                                                                                           --------
  Net loss                                                         $ (9,898,659)      $ (21,922,012)
                                                                   ------------       -------------
  Adjustment to reconcile net loss to net cash
   provided by (used in) operating activities:
     Depreciation                                                        98,220              67,520
     Amortization                                                        56,250              37,500
     Compensation expenses-noncash                                      257,500           2,360,638
     Interest and discount on convertible debentures                     83,124             320,693
     Beneficial conversion feature and Inducement expense             5,866,070          20,174,819
     Amortization of deferred compensation                                 --               136,667
     Write-off of deferred financing and offering costs                    --               551,354
  Change in assets and liabilities;
     Accounts receivable                                                670,324           1,441,838
     Inventories                                                      3,300,000           1,081,171
     Prepaid expenses                                                   (23,850)                 --
     Other assets                                                         4,450            (208,625)
     Accounts payable and accrued expenses                             (214,238)         (1,163,271)
                                                                   ------------       -------------
         Total adjustments                                           10,097,850          24,800,304
                                                                   ------------       -------------
Net cash provided (used in) by operating activities                     199,191           2,878,292
                                                                   ------------       -------------

CASH FLOWS FROM INVESTING ACTIVITIES :
       Acquisition of property and equipment                                 --            (456,599)

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of notes payable - financial instituions                    --          (1,934,498)
       Proceeds from convertible debentures                             600,000           2,350,000
       Stock subscription received                                           --             157,582
       Redemption of treasury stock                                     (10,428)                 --
       Repayment to stockholders                                       (884,531)         (3,076,551)
                                                                   ------------       -------------
Net cash provided (used in) by financing activities                    (294,959)         (2,503,467)
                                                                   ------------       -------------
Net increase in cash                                                    (95,768)            (81,774)
Cash - beginning of year                                                 99,308              97,465
                                                                   ------------       -------------
Cash - end of period                                               $      3,540       $      15,691
                                                                   ============       =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
       Interest paid                                               $         --       $      47,412
                                                                   ============       =============
       Taxes paid                                                  $     26,381       $       7,898
                                                                   ============       =============

NON-CASH FINANICING AND INVESTING ACTIVITIES:
       Forgiveness of debt by financial institution                $         --       $   4,446,040
                                                                   ============       =============
       Conversion of debentures                                    $  1,368,821       $   1,300,000
                                                                   ============       =============
       Forgiveness of notes payable by related party               $         --       $   2,000,000
                                                                   ============       =============


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

     The results of operations for the nine-month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ended December 31, 2001.

     The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 8-KSB filed on April 16, 2001.

2.   INVENTORIES IMPAIRMENT

     During the nine-month period ended September 30, 2001, the Company recorded an impairment of inventories for $3,000,000 due to current market conditions.

3.   STOCKHOLDERS EQUITY

     Convertible Debentures:

     During the nine-month period ended September 30, 2001, the Company received $600,000 for debentures issued during the year ending December 31, 2000. Such amounts received were converted into 55,415,742 shares of the Company's Common Stock with the recording of $2,657,838 in inducement expenses and beneficial convertible features.

     Furthermore, the Company issued 2,199,031 shares of Common Stock to convert old debentures outstanding in the amount of $204,321 and recorded a $34,020 inducement expense. The Company exchanged the old debentures in the aggregate amount of $900,000 with amended debentures, which were issued to new debenture holders. The new debenture holders converted the new debentures in the amount of $564,500 into 107,775,957 shares of Common Stock. The Company recorded $3,174,212 in inducement expenses and beneficial convertible features for this conversion.

4.   COMMON STOCK

     On April 30, 2001, the Company effected a 1-for-300 reverse stock split of its Common Stock. Concurrent with the reverse stock split, the Company's ticker symbol was changed to AMJC (OTC BB).

5.   RESTATEMENT

     The financial statements for September 30, 2000 included herein have been restated to properly record the revenue under the cost recovery method, whereby revenue is recorded only when collection occurs for the circumstances where there is significant uncertainty to reasonably estimate the extent of payments to be received. Furthermore, stock compensation, inducement expense and conversion beneficial features for stock issued are also recorded.

     The effect of such restatements on the Company's 2000 financial statements are as follows:

                                                   As                                                   As
                                                Reported                Adjustments                  Restated
                                           -------------------      --------------------       ---------------------
Balance Sheet Adjustments
   Assets                                    $     12,060,771         $     (1,558,352)           $      10,502,419
   Liabilities & Equity                            12,060,771              1,558,352                     10,502,419

Statement of Operations
   Adjustments
     Revenue                                        8,185,985               (2,602,827)                   5,583,158
     Cost of goods sold                             5,932,454               (1,418,829)                   4,513,625
     Non-cash compensation                                  -                   337,500                     337,500
      Stock compensation                     $      1,511,667         $         648,138           $       2,159,805

     Income (loss) from
      Continuing Operations                           563,043               (2,169,636)                 (1,606,593)
     Inducement expense and
       conversion beneficial
         feature                                            -                20,174,819                  20,174,819

      Net Income (loss)                               422,443              (22,344,455)                (21,922,012)
      Net income (loss) per
        Common share basic                   $          1.96*         $         (86.45)           $         (84.49)

* Net loss per common share has been restated for 1:300 reverse split.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE-MONTH AND THREE-MONTH PERIODS ENDED SEPTEMBER 30, 2000

      Net sales amounted to $4,395,393 for the nine-month period ended September 30, 2001, compared to $5,583,158 a decrease of $1,187,765 or 21% from the nine-month period ended September 30, 2000. Net sales for the three months ended September 30, 2001 were $907,429 compared to $2,036,184 for the same period in 2000, a decrease of 55%. The decline in sales was due to a slow down in the economy during this period.

      Gross profit increased by $34,579 or 3%, to $1,104,112 for the nine-month period ended September 30, 2001 from $1,069,533 for the nine-month period ended September 30, 2000. Gross profit for the three months ended September 30, 2001 increased by $152,399 to $241,587 in 2001 from $89,188 for the same period in 2000. Gross profit, estimated by management for interim periods was 25% for the nine-month period ended September 30, 2001 and 19% for the nine-month period ended September 30, 2000, as restated. This change is not deemed material and is subject to adjustments in later periods.

      Selling, General and Administrative expenses increased by $517,053, or 40% to $1,795,874, or 41% of net revenues, for the nine-month period ended September 30, 2001, from $1,278,821 or 23% of net revenues for the nine-month period ended September 30, 2000. Selling, General and Administrative expenses increased by $223,770, or 63% to $580,012, or 64% of net revenues, for the three-month period ended September 30, 2001, from $356,242 or 13% of net revenues for the three-month period ended September 30, 2000. The principal increase in expenses was due to increased costs related to acquisitions and restructuring of Company's debt and equity.

      Inventory impairment expenses of $3,000,000 were incurred during the three and nine months ended September 30, 2001. These were non-recurring charges recorded in the current year to reflect current market conditions.

      Interest expenses decreased to $83,327 for the nine-month period ended September 30, 2001 from $730,419 for the nine-month period ended September 30, 2000. Interest expenses decreased to $21,958 for the three-month period ended September 30, 2001 from $150,125 for the three-month period ended September 30, 2000. The decrease is primarily due to the elimination of note payable to financial institution and reduction of outstanding debentures payable that were in place in 2000.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Historically the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the nine months ended September 30, 2001, the Company financed operations from proceeds from sales. We believe the Company will be able to finance future operations from cash generated from operations.

         Working capital decreased by $2,425,613 to $5,172,028 at September 30, 2001, from $7,597,641 at September 30, 2000. Such decrease is attributable to the reduction in valuation of inventory due to market conditions.

       The Company's operating activities generated cash in the amount of $199,191 for the nine month period ended September 30, 2001 as compared to $2,878,292 for the same period in 2000. There were no investing activities in 2001. In the nine months ended September 30, 2000 the Company acquired property and equipment for $456,599.

       The Company used net cash in financing activities in the amount of $294,959 during the nine month period ended September 30, 2001, as compared to
$2,503,467 during the nine month period ended September 30, 2000. The principal use of cash in financing activities in 2001 was repayment of debt and advances to stockholders. The principal use of cash in financing activities in 2000 was repayment of loans payable to stockholders and financial institutions.

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

      Incorporated by reference herein to the Company's Form 10-KSB for the fiscal year ended December 31, 2000, as filed with the Securities and Exchange Commission on April 17, 2001.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

      The holders of certain 8% Convertible Debentures due 2002 of the Company (the "Debentures") entered into a purchase agreement with third parties (the "Purchasers") to sell $400,000 of the Debentures to the Purchasers. The Company exchanged the Debentures purchased by the Purchasers with debentures issued by the Company that were amended to extend the maturity date an additional year and to amend the conversion price to the lower of (i) 92% of the average of the closing sale price of the Company's Common Stock for the five trading days prior to the applicable conversion rate or (ii) $.015, subject to typical adjustments in the event of stock splits and the like. The Company has also entered into an agreement with the purchasers of the amended debentures, which provides for limitations on the amount of debentures that may be converted.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None.

ITEM 5. OTHER INFORMATION.

      None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

     (a)   Exhibits
           None.

     (b)   Reports on Form 8-K
           None.

                                   SIGNATURES



         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  November 15, 2001


                                            AMERICAN JEWELRY CORP.


                                            By: /s/ Isaac Nussen
                                                ------------------------------
                                                Name:  Isaac Nussen
                                                Title: President and Chief
                                                        Executive Officer