Form 10KSB
period 2001-12-31
AMERICAN JEWELRY CORP
filed 2002-04-19
CIK 1098332

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 0-28663

                             AMERICAN JEWELRY CORP.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

               Nevada                                    65-0675444
-----------------------------------         -----------------------------------
  (State or other jurisdiction of                     (I.R.S. Employer
   incorporation or organization)                    Identification No.)

131 West 35th Street, New York, NY                         10001
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

                             Yes X   No
                                ---      ---

         Check if there is no disclosure of delinquent filers in response to Item405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. / /

         State issuer's revenues for its most recent fiscal year December 31, 2001: $4,538,369.

         The aggregate market value as at March 28, 2002 of the Common Stock of the issuer, its only class of voting stock, held by non-affiliates was approximately $378,921.10 calculated on the basis of the closing price of such stock on the Nasdaq Bulletin Board on that date. Such market value excludes shares owned by all executive officers and directors (but includes shares owned by their spouses); this should not be construed as indicating that all such persons are affiliates.

         The number of shares outstanding of the issuer's Common Stock as at March 28, 2002 was 4,789,211,040.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.
Transitional Small Business Disclosure Format Yes /X/ No / /

                           FORWARD LOOKING STATEMENTS

         CERTAIN STATEMENTS IN THIS REPORT UNDER THE CAPTIONS "ITEM 1. BUSINESS," "ITEM 2. PROPERTIES" AND "ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATION," AND ELSEWHERE IN THIS REPORT CONSTITUTE "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995 (THE "REFORM ACT"). SUCH FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS THAT MAY CAUSE THE ACTUAL RESULT, PERFORMANCE OR ACHIEVEMENTS OF THE COMPANY, OR INDUSTRY TRENDS AND RESULTS, TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, TRENDS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH RISKS, UNCERTAINTIES AND OTHER FACTORS INCLUDE, AMONG OTHERS, THE FOLLOWING: GENERAL ECONOMIC AND BUSINESS CONDITIONS; INDUSTRY CONDITIONS AND TRENDS; COMPETITION; CHANGES IN BUSINESS STRATEGY OR DEVELOPMENT PLANS; AVAILABILITY, TERMS AND DEPLOYMENT OF DEBT AND EQUITY CAPITAL; RELATIVE VALUES OF THE UNITED STATES CURRENCY TO CURRENCIES IN THE COUNTRIES IN WHICH THE COMPANY'S CUSTOMERS AND COMPETITORS ARE LOCATED; AVAILABILITY OF QUALIFIED PERSONNEL; CHANGES IN, OR THE FAILURE TO COMPLY WITH, GOVERNMENT REGULATIONS. THESE AND CERTAIN OTHER FACTORS ARE DISCUSSED FROM TIME TO TIME IN THIS REPORT AND FROM TIME TO TIME IN OTHER COMPANY REPORTS HEREAFTER FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. THE COMPANY DOES NOT ASSUME AN OBLIGATION TO UPDATE THE FACTORS DISCUSSED IN THIS REPORT AND OTHER FACTORS REFERENCED IN THIS REPORT.

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

                                     PART 1
ITEM 1.  BUSINESS.

         The Company was incorporated in May 1996 under the name Travelnet International, Corp. In 1998 the Company discontinued as a tour organizer and changed its name to United Ventures Group, Inc. On October 13, 2000, pursuant to the approval of the Company's stockholders at its Annual Meeting of Stockholders, the Company changed its name to American Jewelry Corp. In November 1998, the Company acquired all of the outstanding shares of common stock of Shilaat Corp., a New York corporation, in exchange for the issuance of 3,750,000 shares of common stock of the Company. Shilaat Corp. is not an operating entity but owns all of the outstanding shares of common stock of Jarnow Corp., the Company's only active subsidiary. Between November 1993 and April 1994, Jarnow acquired the assets of Ultimar Creations, Inc., a manufacturer of fashion earrings and rings, for a consideration of approximately $1,575,000, the assets of the American Charm division of Goldline Co., a manufacturer of charms, for a consideration of approximately $394,000, and the assets of Joe Eisenberger & Co., Inc., a manufacturer of staple earrings and rings for a consideration of approximately $2,948,000. Jarnow Corp. ceased all active operation on or about July 1, 2001 at which time all active operations were continued by American Jewelry Corp. The Company reincorporated as a Nevada corporation, effective January 31, 2002.

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

         CUSTOMERS AND MARKETS. The Company's customers include mass merchandisers and jewelry wholesalers and distributors. In each of fiscal 2000 and 2001, the Company's five largest customers accounted for approximately 80% of revenues. In 2001, Designs by FMC, a wholesaler, accounted for approximately 60% of sales. No other Customer accounted for in excess of 10% of revenues. In 2000, AAN, Ltd. accounted for sales of approximately 19%, Designs by FMC, IT, Corp. and JYB Corp accounted for 17%, each. No other customer accounted for more than 10% of our sales in 2000. The Company is dependent on these large customers and the loss of, or decreased orders from, the largest customers could have a material adverse effect on the business.

         RAW MATERIALS. The principal raw materials purchased by the Company are gold and semi-precious stones. Approximately 98% of the Company's purchases are gold and 2% are precious and semi-precious stones. The Company purchases its gold requirements primarily from Linea Nuova in Lima, Peru and HSBC Bank in New York, as well as other local and offshore suppliers in both small and large quantities. Gold acquired for manufacture is at least .9995 fine and is then combined with other metals to produce 14 karat and 10 karat gold. The term "karat" refers to the gold content of alloyed gold, measured from a maximum of 24 karats (100% fine gold). Varying quantities of metals such as silver, copper, nickel and zinc are combined with fine gold to produce 10 and 14 karat gold of different colors.

         TRADEMARKS. The Company owns United States trademarks for some of its various brand names including American Charm -Registered Trademark- and Jarnow -Registered Trademark- but these trademarks are not material to its business. The Company also uses various unregistered tradenames, trademarks and service marks.

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

         EMPLOYEES. The Company maintains an in-house design staff to create new designs for its products and to work closely with its senior officers and marketing personnel to develop new products meeting the needs of its customers. At December 31, 2001 the Company employed twenty-nine full time employees. Of such employees, two were employed in management, three in sales and design, nineteen in refining, machining, finishing, polishing, assaying, and fabricating, and five in administration.

ITEM 2.  PROPERTIES.

         As of December 31, 2001, the Company's executive offices and the main production and distribution center for its jewelry is housed in leased facilities totaling approximately 8,500 square feet in New York, New York. The Company believes its facilities are adequate for its present needs. The term of the sub-lease is five (5) years, which commenced on October 2, 2000 and terminates on October 2, 2005. The terms of the sub-lease provide for monthly rental payments until June 1, 2002 in the amount of $13,780, plus monthly maintenance of $5,100 initially. The yearly rent shall increase commencing on June 1st of each year as follows: (i) in 2002 the monthly rent shall increase to $14,470 per month, plus monthly maintenance; (ii) in 2003 the monthly rent shall increase $15,195; and (iii) in 2004 the monthly rent shall increase to $15,955. Monthly maintenance payments may be subject to increase or decrease.

ITEM 3.  LEGAL PROCEEDINGS.

         The Company is involved in the following lawsuits and claims:

a) A pleading denominated as a "Petition for Delivery of Property Not in Possession of Defendant Lyle Pfeffer" ("Petition") was filed in the Supreme Court of the State of New York, County of Rockland, on or about January 17, 2001, by the receiver for the National Heritage Life Insurance Company ("NHL"). The Petition alleges various causes of action which, in summary, collectively allege that, in connection with a New Jersey real estate transaction that occurred in the later part of 1993, Jarnow, a subsidiary of the Company, was the recipient of certain sums of money that were initially fraudulently obtained (by a third-party) from NHL. The Petition seeks damages in the amount of $6,200,000.00. The Company filed an Answer on March 16, 2001, denying the allegations set forth in the Petition.

         Management is vigorously contesting the allegations set forth in the Petition, and believes that these allegations are without merit. While the Court has set some discovery target dates, and has scheduled a conference for June 19, 2002, in view of the fact that motion practice has not begun and discovery is still at its incipient stages, it is highly likely that this matter will require several extensions of these deadlines pushing the matter over to 2003. Accordingly, at this time, it is too premature to evaluate the likelihood of an unfavorable outcome in the event this matter should go to trial or the likelihood of settlement prior to trial.

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

         On or about July 11, 2000, the Company filed a Petition of Innocent Owner on behalf of the Company (then known as United Ventures Group, Inc.), its affiliates, subsidiaries and shareholders, which refutes and denies the government's allegations in this matter.

         On September 5, 2001, the Order was dismissed as against the Company, with prejudice, following the Company's filing of a motion to dismiss the Order.

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

         The plaintiffs and the Company executed a settlement agreement dated as of December 31, 2000, which provides for dismissal of the matter with prejudice provided that third-party purchasers deliver to the plaintiffs one million dollars ($1,000,000) as payment on their purchase of the Debenture by March 29, 2001. Since the date of the settlement agreement, the purchasers have paid the plaintiffs all amounts due and owing on the Debenture, and the case has been settled.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.

                                     PART II

ITEM 5.  MARKET FOR THE COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The Company's Common Stock has been traded on the Nasdaq Electronic Bulletin Board under the symbol AMJC since May 1, 2001 following a reverse stock split. Prior to that, the Company's Common Stock traded on the Nasdaq Electronic Bulletin Board under the symbol AMJY since October 20, 2000 and previously under the symbol UVGI, since October 7, 1998. The following table sets forth the high and low bid prices for the Company's Common Stock for each quarterly period for each of the last two fiscal years from January 1, 2000 through December 31, 2001, as reported by Nasdaq. The Nasdaq quotations are without retail markups, markdowns or commissions and may not represent actual transactions.

                                                     HIGH                LOW
                                                     ----                ---
         FISCAL 2000
         -----------
         First Quarter                              0.9375              0.0313
         Second Quarter                             0.4531              0.0625
         Third Quarter                              0.1875              0.0156
         Fourth Quarter                             0.2031              0.0156

         FISCAL 2001
         -----------
         First Quarter                              0.019               0.009
         Second Quarter                             0.007               0.004
         Second Quarter (Post-Split)                0.730               0.065
         Third Quarter                              0.070               0.006
         Fourth Quarter                             0.012               0.002

There were approximately 130 holders of record of common stock as of December 31, 2001.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS.

RESULTS OF OPERATIONS

COMPARISON OF FISCAL YEAR ENDED DECEMBER 31, 2001 AND FISCAL YEAR ENDED DECEMBER 31, 2000

         NET SALES. Net sales amounted to $4,539,000 for the year ended December 31, 2001, compared to $9,044,000, a decrease of $4,506,000 or 50% from the year ended December 31, 2000. The decrease is due to a slow down in the economy during 2001, which particularly affected the jewelry industry. This trend has been continuing into early 2002.

         GROSS PROFIT. Gross profit decreased by $1,031,000 or 59% to a margin of $702,000 for the year ended December 31, 2001, from $1,733,000 for the year ended

December 31, 2000. Gross profit as a percentage of net revenue decreased to 15% for the year ended December 31, 2001 from 19% for the year ended December 31, 2000. The decrease in gross profit and its respective percentage of net revenues is attributable to a reduction of sales and management's liquidation of inventory via close-outs at or near cost as well as write-down of inventories to market value.

         SELLING, GENERAL AND ADMINISTRATIVE EXPENSES. Selling, general and administrative expenses increased by $515,000 or 30% to $2,226,000 or 49% of net revenues for the year ended December 31, 2001, from $1,711,000 or 19% of net revenues for the year ended December 31, 2000. Costs increased primarily due to increased costs related to restructuring of the Company's debt and equity.

         INTEREST EXPENSES. Interest expenses decreased to $5,000 for the year ended December 31, 2001 from $353,000 for the year ended December 31, 2000. The decrease is primarily due to the elimination of notes payable to a financial institution and reduction of outstanding debentures payable that were in place in 2000. Interest non-cash decreased in 2001 to 8,633,057 from $23,326,000 in 2000 due to imputed interest on reduced Convertible Debentures, beneficial convertible features and a conversion inducement expense.

LIQUIDITY AND CAPITAL RESOURCES

         Historically, the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the year ended December 31, 2001, the Company financed operations from proceeds from sales. As a result of repayment of all debts to financial institutions and the substantial reduction of debentures payable, we believe we are able to finance future operations from cash generated from sales.

         Working capital decreased by $5,503,000 to $2,733,000 at December 31, 2001, from $8,236,000 at December 31, 2000.

         The Company's operating activities provided cash in the amount of $451,000 for the year ended December 31, 2001 as compared to cash provided in the amount of $3,532,000 during the year ended December 31, 2000.

         Net cash used in investing activities was $10,000 for the year ended December 31, 2001, as compared to $760,000 during the year ended December 31, 2000. The Company's primary investing activity in 2001 was the purchase of treasury stock. The activity in 2000 primarily consisted of the purchase of equipment and customer lists.

         The Company used net cash in financing activities in the amount of $539,000 during the year ended December 31, 2001, as compared to cash used of $2,770,000 during the year ended December 31, 2000. The principal use of cash in financing activities for the year ended December 31, 2001 was the repayment of stockholders' loans. The principal use of cash in financing activities for the year ended December 31, 2000 was repayment of debt to the financial institution and stockholders. The principal source of funds from financing activities in both years was proceeds from debentures.

                             AMERICAN JEWELRY CORP.
                                       AND
                                  SUBSIDIARIES

                         REPORT ON AUDIT OF CONSOLIDATED
                              FINANCIAL STATEMENTS

                                   YEARS ENDED
                           DECEMBER 31, 2001 AND 2000

                     AMERICAN JEWELRY CORP. AND SUBSIDIARIES
                     ---------------------------------------

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                   ------------------------------------------

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

        Statements of Cash Flows                                   F-6

        Notes to Financial Statements                          F-7 - F-15

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------



To the Board of Directors and Stockholders
American Jewelry Corp.
New York, New York



       We have audited the accompanying consolidated balance sheet of American Jewelry Corp. and Subsidiaries as of December 31, 2001 and the related statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

       We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Jewelry Corp. and Subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting in the United States of America.

       The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has experienced recurring losses and has an accumulated deficit. The Company is dependent on continued financing from investors to sustain its activities and there is no assurance that such financing will be available. These factors raise substantial doubt about the company's ability to continue as a going concern. Management's plans on regard to these matters are also described in note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                             /s/ Allen G. Roth, P.A.
                                                 Allen G. Roth, P.A
                                                 Certified Public Accountant

New York, New York
April 12, 2002

                                AMERICAN JEWELRY CORPORATION
                                      AND SUBSIDIARIES
                                 CONSOLIDATED BALANCE SHEET
                                     December 31, 2001

                                           ASSETS
                                           ------

CURRENT ASSETS:
            Cash                                                              $        331
            Accounts receivable-net of allowance for doubtful
              accounts of $ 120,000                                                926,051
            Inventories                                                          3,352,215
            Prepaid expenses                                                        18,820
                                                                              ------------
                                                                              ------------
                  TOTAL CURRENT ASSETS                                           4,297,417
                                                                              ------------

PROPERTY AND EQUIPMENT, net                                                        343,187

OTHER ASSETS :
            Intangible assets                                                      262,500
            Deposits                                                                36,450
                                                                              ------------
                                                                              $  4,939,554
                                                                              ============

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                            ------------------------------------

CURRENT LIABILITIES:
            Bank overdraft                                                    $      5,000
            Accounts payable and accrued expenses                                1,305,633
            Convertible debentures                                                 253,830
                                                                              ------------
                  TOTAL CURRENT  LIABILITIES                                     1,564,463
                                                                              ------------

DUE TO STOCKHOLDERS                                                                390,534
                                                                              ------------

STOCKHOLDERS' EQUITY:
            Preferred stock, $.001 par value - 5,000,000 shares authorized,
              200,000 Series A shares issued and outstanding                           200
            Common Stock, $.001 par value  - 350,000,000 shares authorized,
              349,938,258 shares issued and outstanding                            349,938
            Additional paid-in capital                                          53,191,468
            Treasury stock, at cost, 45,000 shares                                 (10,428)
            Accumulated deficit                                                (50,546,621)
                                                                              ------------
                  TOTAL STOCKHOLDERS' EQUITY                                     2,984,557
                                                                              ------------
                                                                              $  4,939,554
                                                                              ============



                       See notes to consolidated financial statements

                          AMERICAN JEWELRY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  YEAR ENDED DECEMBER 31,
                                               ----------------------------
                                                   2001           2000
                                               ------------    ------------
Net sales                                      $  4,538,369    $  9,044,308

Cost of goods sold                                3,836,625       7,311,743
                                               ------------    ------------

Gross profit                                        701,744       1,732,565
                                               ------------    ------------

Selling, general and administrative expenses      2,225,961       1,711,174

Non-cash compensation                               230,000       2,159,805

Bad debts (recovery)                                   --        (1,871,706)

Write-down of inventory                           5,000,000            --
                                               ------------    ------------

Operating expenses                                7,455,961       1,999,273
                                               ------------    ------------

Operating loss                                   (6,754,217)       (266,708)

Interest expense                                      5,000         352,772
Interest expense - non-cash                       8,633,057      23,325,880
                                               ------------    ------------

Loss before extraordinary items                 (15,392,274)    (23,945,360)

Extraordinary item - loss on early
extinguishment of debt, net of taxes                   --           397,138
                                               ------------    ------------

Net loss                                       $(15,392,274)   $(24,342,498)
                                               ============    ============

Basic and diluted net loss per common share:
       Continuing operations                   $      (0.16)   $     (64.45)
       Extraordinary item                              --             (1.07)
                                               ------------    ------------
       Net loss                                $      (0.16)   $     (65.52)
                                               ============    ============

Weighted average common shares outstanding       93,523,850         371,556
                                               ============    ============



                 See notes to consolidated financial statements

                          AMERICAN JEWELRY CORPORATION
                                AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                Common Stock            Preferred Stock, Series A
                                                              ($.001par value)              ($.001par value)         Additional
                                                     -------------------------------  ----------------------------    Paid-In
                                                          Shares          Amount         Shares         Amount        Capital
                                                     -----------------------------------------------------------------------------
Balance, January 1, 2000                                24,930,992   $     24,931        200,000   $        200   $ 10,950,067

Issuance of common stock for compensation                  405,000            405             --             --         83,775

Amortization of deferred compensation                           --             --             --             --             --

Issuance of common stock for settlement of debt          4,000,000          4,000             --             --      4,130,981

Issuance of stock for convertible debentures'
    principal and interest                             270,515,398        270,515             --             --      3,275,500

Issuance of common stock for compensation
  to shareholders                                        7,750,000          7,750             --             --      2,067,875

Subscription received reversed                                  --             --             --             --       (799,996)

Stock and cash issued
    to acquire Advanced Ceiling                            400,000            400             --             --       (200,400)

Beneficial conversion features and conversion
   inducement expense of convertible debentures                 --             --             --             --     22,585,000

Officers' compensation contributed to capital                   --             --             --             --        450,000

Interest due to shareholders contributed to capital             --             --             --             --        477,055

Net loss                                                        --             --             --             --             --
                                                      ------------   ------------   ------------   ------------   ------------

Balance, December 31, 2000                             308,001,390        308,001        200,000            200     43,019,857

Issuance of common stock for convertible
   debentures principal and interest                    41,936,868         41,937             --             --        808,554

Amortization of deferred compensation                           --             --             --             --             --

Proceeds from convertible debentures                            --             --             --             --        500,000

Acquisition of treasury stock                                   --             --             --             --             --

Beneficial conversion features and conversion
   inducement expense of convertible debentures                 --             --             --             --      8,633,057

Officers' compensation contributed to capital                   --             --             --             --        230,000

Net loss                                                        --             --             --             --             --
                                                      ------------   ------------   ------------   ------------   ------------

                                                       349,938,258   $    349,938        200,000   $        200   $ 53,191,468
                                                      ============   ============   ============   ============   ============




                                                         Treasury      Subscription    Accumulated      Deferred       Stockholders'
                                                           stock        Receivable       deficit      Compensation         Equity
                                                     -------------------------------------------------------------------------------
Balance, January 1, 2000                             $         --    $   (957,578)   $(10,811,849)   $   (136,667)   $   (930,896)

Issuance of common stock for compensation                      --              --              --              --          84,180

Amortization of deferred compensation                          --              --              --         136,667         136,667

Issuance of common stock for settlement of debt                --              --              --              --       4,134,981

Issuance of stock for convertible debentures'
    principal and interest                                     --              --              --              --       3,546,015

Issuance of common stock for compensation
  to shareholders                                              --              --              --              --       2,075,625

Subscription received reversed                                 --         799,996              --              --              --

Stock and cash issued
    to acquire Advanced Ceiling                                --              --              --              --        (200,000)

Beneficial conversion features and conversion
   inducement expense of convertible debentures                --              --              --              --      22,585,000

Officers' compensation contributed to capital                  --              --              --              --         450,000

Interest due to shareholders contributed to capital            --              --              --              --         477,055

Net loss                                                       --              --     (24,342,498)             --     (24,342,498)
                                                     ------------    ------------    ------------    ------------    ------------

Balance, December 31, 2000                                     --              --     (35,154,347)             --       8,173,711

Issuance of common stock for convertible
   debentures principal and interest                           --              --              --              --         850,491

Amortization of deferred compensation                          --              --              --              --              --

Proceeds from convertible debentures                           --              --              --              --         500,000

Acquisition of treasury stock                             (10,428)             --              --              --         (10,428)

Beneficial conversion features and conversion
   inducement expense of convertible debentures                --              --              --              --       8,633,057

Officers' compensation contributed to capital                  --              --              --              --         230,000

Net loss                                                       --              --     (15,392,274)             --     (15,392,274)
                                                     ------------    ------------    ------------    ------------    ------------

                                                     $    (10,428)   $         --    $(50,546,621)   $         --    $  2,984,557
                                                     ============    ============    ============    ============    ============

                          AMERICAN JEWELRY CORPORATION
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                Year Ended December 31,
                                                                                -----------------------
                                                                               2001                2000
                                                                               ----                ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                               $(15,392,274)     $(24,342,498)
                                                                            ------------      ------------
     Adjustment to reconcile net loss to net cash provided by operating activities:
         Depreciation                                                            130,960            90,027
         Amortization                                                             75,000           273,795
         Officers' compensations contributed to capital                          230,000           450,000
         Stock compensation                                                           --         2,159,805
         Write-down of inventories                                             5,000,000                --
         Discount on convertible debentures                                           --           442,327
         Imputed interest on loan from shareholders                                   --           477,055
         Interest expenses on conversion benefit                               8,633,057        22,814,053
         Amortization of deferred compensation                                        --           136,667
         Extinguishment of debt                                                       --           397,138
     Change in assets and liabilities:
         Accounts receivable                                                     808,084           638,720
         Inventories                                                             566,605           866,910
         Prepaid expenses and other assets                                       (18,820)               --
         Other assets                                                              4,450           (23,275)
         Accounts payable and accrued expenses                                   413,819          (848,552)
                                                                            ------------      ------------
             Total adjustments                                                15,843,155        27,874,670
                                                                            ------------      ------------
Net cash provided by  operating activities                                       450,881         3,532,172
                                                                            ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
         Purchase of treasury stock                                              (10,428)               --
         Acquisition of property and equipment                                        --          (385,000)
         Acquisition of customer list                                                 --          (375,000)
                                                                            ------------      ------------
Net cash used in investing activities                                            (10,428)         (760,000)
                                                                            ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
         Repayment of notes payable - financial instituions                           --        (2,163,551)
         Proceeds from convertible debentures                                    500,000         2,409,000
         Repayment of loan payable                                                    --          (130,000)
         Increase in cash overdraft                                                5,000                --
         Stock subscription received                                                  --           157,582
         Repayment to stockholders                                            (1,044,430)       (3,043,360)
                                                                            ------------      ------------
Net cash used in financing activities                                           (539,430)       (2,770,329)
                                                                            ------------      ------------

Net increase (decrease) in cash                                                  (98,977)            1,843

Cash - beginning of year                                                          99,308            97,465
                                                                            ------------      ------------

Cash - end of year                                                          $        331      $     99,308
                                                                            ============      ============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
         Interest paid                                                      $      5,000      $    312,616
                                                                            ============      ============
         Income taxes paid                                                  $         --      $         --
                                                                            ============      ============

OFFICERS' COMPENSATION CONTRIBUTED TO CAPITAL                               $    230,000      $    450,000
                                                                            ============      ============

IMPUTED INTEREST ON LOANS  AND CONVERTIBLE DEBENTURES                       $         --      $    598,266
                                                                            ============      ============

NON-CASH FINANICING AND INVESTING ACTIVITIES:
         Write-off of deferred financing and offering costs                 $         --      $    236,295
                                                                            ============      ============
         Issuance of stock for settlement of debt                           $    850,491      $  4,446,040
                                                                            ============      ============

                 See notes to consolidated financial statements

                     AMERICAN JEWELRY CORP. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

1.    THE COMPANY AND BASIS OF PRESENTATION - "GOING CONCERN"

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

      The Company's financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplate the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses resulting in an accumulated deficit at December 31, 2001 of approximately $50 million. The Company continues to be dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

      PROPERTY AND EQUIPMENT - Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over their estimated useful lives of 5 years. Depreciation expense for December 31, 2001 and 2000 is $130,960 and $90,027, respectively.

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

      IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever circumstances and situations change such that there is an indication that the carrying amounts may not be recovered. At December 31, 2001, the Company believes that there has been no impairment of its long-lived assets.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts reported in the balance sheet for cash, receivables, and accounts payable approximate their fair market value based on the short-term maturity of these instruments.

      DERIVATIVE INSTRUMENTS - The Company adopted Statement of Financial Accounting Standard No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 for the year ended December 31, 2000. SFAS No. 133 establishes a new model for accounting for derivatives and hedging activities and supersedes and amends a number of existing standards. The application of the new pronouncement did not have a material impact on the Company's financial statements.

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

3.    NEW ACCOUNTING PRONOUNCEMENTS

      In July 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FASB") No. 141, Business Combinations, which supercedes Accounting Principles Board Opinion ("APB") No. 16, Business Combinations. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 and establishes specific criteria for the recognition of intangible assets separately from goodwill. In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets, which supercedes APB. No. 17, Intangible Assets. SFAS No. 142 requires that goodwill and indefinite lived intangible assets no longer be amortized, but be tested for impairment at least annually. SFAS No. 142 also requires that the amortization period of intangible assets with finite lives be no longer limited for forty years. The provisions of SFAS No. 142 is effective for fiscal years beginning after December 15, 2001.

      In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. SFAS No. 143 addresses financial accounting and reporting for legal obligations associated with the retirement of tangible long-lives assets that result from the acquisition, construction, or development and (or) the normal operation of a long-lived asset, accept for certain obligations of lessees. This statement does not apply to obligations that arise solely from a plan to dispose of a long-lived asset. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The company is evaluating the impact of SFAS No. 143 on it's results of operation and financial position.

      In October 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets. SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supercedes SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived

      Assets to be Disposed of, and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in the Opinion). This Statement also amends Accounting Research Bulletin No. 51, Consolidated Financial Statements, to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years.

      Management has evaluated SFAS No. 141, 142, 143 and 144 and has determined that there will not be a significant impact on the Company's operating results.

4.    INVENTORIES

      Inventories consist of the following at December 31, 2001:

                        Raw Materials                                 $  390,142
                        Finished Goods                                 2,962,073
                                                                      ----------
                                                                      $3,352,215
                                                                      ==========

5.    PROPERTY AND EQUIPMENT

      Property and equipment at December 31, 2001 consisted of the following:

      Factory machinery and equipment                                  $624,859
      Furniture and fixtures                                              5,800
      Leasehold improvements                                             47,900
                                                                       --------
      Less: Accumulated depreciation                                    335,372
                                                                       --------
                                                                       $343,187
                                                                       ========

6.    INTANGIBLE ASSETS - NET

      The Company acquired a customer list from a competitor for $375,000.

      Amortization expense of the customer list amounted to $75,000 and $37,500 for the years ended December 31, 2001 and 2000, respectively.

7.    DUE TO STOCKHOLDERS

      As of December 31, 2001 two major stockholders advanced $390,534 to the Company. Such amount is unsecured and is due and payable on January 15, 2003, with interest at five percent per annum, commencing January 2002.

8.    COMMITMENTS AND CONTINGENCIES

      Lease commitment - As of December 31, 2001, the Company's executive offices and the main production and distribution center for its jewelry is housed in leased facilities totaling approximately 8,500 square feet in New York, New York. The Company believes its facilities are adequate for its present needs. The term of the sub-lease is five (5) years, which commenced on October 2, 2000 and terminates on October 2, 2005. The terms of the sub-lease provide for monthly rental payments until June 1, 2002 in the amount of $13,780, plus monthly maintenance of $5,100 initially. The yearly rent shall increase commencing on June 1st of each year as follows:
      (i) in 2002 the monthly rent shall increase to $14,470 per month, plus monthly maintenance; (ii) in 2003 the monthly rent shall increase $15,195; and (iii) in 2004 the monthly rent shall increase to $15,955. Monthly maintenance payments may be subject to increase or decrease.

      For the years ended December 31, 2001 and 2000, the Company incurred total rent expense amounting to $244,000 and $222,000 respectively.

      The Company is involved in the following lawsuits and claims:

      a) A pleading denominated as a "Petition for Delivery of Property Not in Possession of Defendant Lyle Pfeffer" ("Petition") was filed in the Supreme Court of the State of New York, County of Rockland, on or about January 17, 2001, by the receiver for the National Heritage Life Insurance Company ("NHL"). The Petition alleges various causes of action which, in summary, collectively allege that, in connection with a New Jersey real estate transaction that occurred in the later part of 1993, Jarnow a subsidiary of the Company, was the recipient of certain sums of money that were initially fraudulently obtained (by a third-party) from NHL. The Petition seeks damages in the amount of $6,200,000.00. The Company filed an answer on March 16, 2001, denying the allegations set forth in the petition.

            Management is vigorously contesting the allegations set forth in the Petition, and believes that these allegations are without merit. While the court has set some discovery target dates, and has scheduled a conference for June 19, 2002, in view of the fact that motion practice has not begun and discovery is still at its incipient stages, it is highly likely that this matter will require several extensions of these deadlines pushing the matter over to 2003. Accordingly, at this time, it is too premature to evaluate the likelihood of an unfavorable outcome in the event this matter should go to trial or the likelihood of settlement prior to trial. The foregoing notwithstanding, management and the principals are of the belief that at least fifty percent of the six million dollars in damages sought by the Receiver is susceptible to dismissal by motion for summary judgment prior to completion of discovery and significantly before trial.

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

            On or about July 11, 2001, the Company filed a Petition of Innocent Owner on behalf of the Company (then known as United Ventures Group, Inc.), its affiliates, subsidiaries and shareholders, which refutes and denies the government's allegations in this matter.

            On September 5, 2001, the Order was dismissed as against the Company, with prejudice, following the Company's filing of a motion to dismiss the Order.

      c) On December 7, 1999, a complaint was filed alleging various causes of action relating to the Company's (i) alleged failure to timely file a registration statement, and (ii) alleged default on a promissory note. The obligation to file a registration statement and the promissory note relate to the plaintiffs' purchase of a certain 8% Convertible Debenture due 2002 of the Company in the original amount of $1,200,000 (the "Debenture"). The Complaint seeks damages in excess of one million dollars ($1,000,000). The Company filed an Answer, and Affirmative Defenses on or about February 3, 2000.

            The plaintiffs and the Company executed a settlement agreement dated as of December 31, 2000, which provides for dismissal of the matter with prejudice provided that third-party purchasers deliver to the plaintiffs one million dollars ($1,000,000) as payment on their purchase of the Debenture by March 29, 2001. Since the date of the settlement agreement, the purchasers have paid the plaintiffs all amounts due and owing on the Debenture, and the case has been settled.

      The Company believes that the various asserted claims and litigation in which it is involved will not materially affect its financial position, future operating results or cash flows, although no assurance can be given with respect to the ultimate outcome of any such claim or litigation.

9.    ECONOMIC DEPENDENCY AND CREDIT RISK

      Shipments to a single customer constituted 59 percent of the Company's sales during the year ended December 31, 2001.

10.   STOCKHOLDERS' EQUITY

      COMMON STOCK AND PREFERRED STOCK:

      In March 1999, the Company issued 200,000 shares of Series A Preferred Stock at $.001 per shares to two principal shareholders, which gave them 54% of the votes on any matter that requires a vote of shareholders.

      In January 2000, the Company approved an amendment to its Certificate of Incorporation to raise the authorized shares of its stock to 125,000,000 shares of which 120,000,000 shall be designated as common stock with a par value of $.001 per share, and 5,000,000 shall be designated as preferred stock with a par value of $.001 per share.

      On October 13, 2000, the Company approved an amendment to its Certificate of Incorporation to further raise the authorized shares of its stock to 355,000,000 shares of which 350,000,000 shall be designated as common stock with a par value of $.001 per share, and 5,000,000 shall be designated as preferred stock with a par value of $.001 per share.

      In April 2001 the Company effected a 1 for 300 reverse split of its common stock. The financial statements give retroactive effect to this transaction.

      In January 2002 the Company approved an amendment to the Certificate of Incorporation to further increase the authorized common shares to 600 million shares.

      CONVERTIBLE DEBENTURES:

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

            On December 31, 2000, a settlement agreement was made with the existing debenture holders for the above remaining debenture of $1,104,321. The agreement provides that $104,321 face amount of the Debenture be converted into 10,000,000 shares of Company's common stock. The debenture holder then entered into a purchase agreement with a third party to sell the debenture for $1,000,000. The Company is in the process of exchanging these debentures with a debenture that has been amended to extend the maturity date an additional year and to amend the conversion price to the lower of (i) 92% of the average of the closing sale price of the Company's Common Stock for the five trading days prior to the applicable conversion rate or
            (ii) $.015, subject to typical adjustments in the event of stock splits and the like. The debentures were further amended to amend the conversion price to the lower of (i) 70% of the average of the closing sale price of the Company's Common Stock for the five trading days prior to the applicable conversion rate or (ii)
            $.015, subject to typical adjustments. The Company has also entered into an agreement with the purchasers of the debentures, which provides for limitations on the amount of debentures to be converted.

      b) During year 2000, debentures for $1,000,000 have been issued for amounts received of $950,000 net of $50,000 of closing expense. Another debenture was issued for $1,000,000 for cash received $865,000 net of $135,000 of closing expense by United Venture Acquisition Corp., a subsidiary of the Company, which was subsequently merged with and into the Company. A third debenture was issued for $1,000,000 for cash received $294,000 net of closing expense of $46,000 by Venture Acquisition, Inc., a subsidiary of the Company, which was subsequently merged with and into the Company. The balance of the debenture of $650,000 has not yet received. In addition to these three debentures the Company received $300,000 with $50,000 discount from debentures issued during the year ending December 31, 1999. The total amounts received have been converted to 270,515,398 shares of the Company's common stock with the recording of $22,585,000 beneficial convertible features and conversion inducement expense.

            During the year 2001 the Company issued 41,936,868 post-split shares upon conversion of debentures of $850,491 and incurred beneficial conversion and inducement costs of $8,633,057 in connection therewith.

      STOCK OPTION PLAN:

      In December 1999, The Company approved the establishment of a stock option plan for the issuance of 600,000 shares of its common stock. At December 31, 2001 there were no options outstanding.

11.   INCOME TAXES

      The Company accounts for income taxes under the provisions of SFAS 109. SFAS No. 109 requires the recognition of deferred tax assets and liabilities for both the expected impact of differences between the financial statement and tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax loss and tax credit carryforward. SFAS 109 additionally requires the establishment of a valuation allowance to reflect the likelihood of realization of deferred tax assets. At December 31, 2001, the Company had net deferred tax assets of approximately $4,800,000. The Company has established a valuation allowance for the full amount of such deferred tax assets at December 31, 2001, as management of the Company has not been able to determine that it is more likely than not that the deferred tax assets will be realized.

      The following table reflects the Company's deferred tax assets and (liabilities) at December 31, 2001:

                 Net operating loss deduction     $ 4,800,000
                 Valuation allowance               (4,800,000)
                 Net deferred asset               $        --
                                                  ===========

      The provision for income taxes (benefits) differs from the amount computed by applying the statutory federal income tax rate to income loss before income taxes as follows:


                                                               2001             2000
                                                            -----------      -----------
      Income tax (benefit) computed at statutory rate       $(5,400,000)     $(8,500,000)
      Effect of permanent differences                         3,000,000        8,900,000
      Utilization of net operating loss carried forward      (2,400,000)        (400,000)
      Tax benefit not recognized                                     --               --
                                                            -----------      -----------
      Provision for income taxes (benefit)                  $        --      $        --
                                                            ===========      ===========


      The net operating loss carryforward at December 31, 2001 was approximately $13,700,000 and expires in the years 2012 to 2021.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
              FINANCIAL DISCLOSURE.

None.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
              COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The following information is presented with respect to the background of each of the directors and executive officers of the Company:

Name                         Age      Position
----                         ---      --------
Isaac Nussen                 51       President, CEO and Director

George Weisz                 61       Chief Operating  Officer, Vice President,
                                      Secretary and Director

Meyer Klepner                44       Director

Eric J. Rothschild           69       Director

*Israel Braun                55       Director

         Isaac Nussen has served as President, CEO and Director since November 1998. Since 1993 he also served in the same positions for Jarnow Corporation. He is responsible for marketing and sales. Mr. Nussen served as an executive officer of other jewelry manufacturing companies for over 25 years. Mr. Nussen currently serves on the board of directors of MTN Holdings, Inc and Intrac, Inc.

         George Weisz (a.k.a. Ghidale Weisz) has served as Chief Operating Officer, Vice President and Secretary since November 1998. Since 1993 he also served in the same positions for Jarnow Corporation. He is responsible for day to day operations including development and manufacturing. Mr. Weisz served as an executive officer of other jewelry manufacturing companies for over 25 years. Mr. Weisz currently serves on the board of directors of MTN Holdings, Inc and Intrac, Inc.

         Meyer Klepner has served as a director since August 1, 2001. He has been the proprietor of a paper goods company in Israel since 1990.

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

ITEM 10. EXECUTIVE COMPENSATION.

The Summary Compensation Table below sets forth compensation paid by the Company for the three fiscal years ended December 31, 2001 and December 31, 2000 for services in all capacities for its CEO and President. No other principal executive officer received a total annual salary and bonus which exceeded $100,000.

SUMMARY COMPENSATION TABLE

------------------------------------------------------------------------------
 Name and Principal              Annual       Other Annual
      Position          Year   Compensation   Compensation     Awards Options
---------------------- -------------------------------------------------------
   Isaac Nussen,        2001   $    110,000       none              none
     President         -------------------------------------------------------
                        2000              -       none              none
------------------------------------------------------------------------------
 George Weisz, Chief    2001   $    110,000       none              none
  Operations Officer   -------------------------------------------------------
                        2000              -       none              none
------------------------------------------------------------------------------

         Mr. Weisz and Mr. Nussen are entitled to receive an annual salary of $225,000 each, however they did not receive the entire salary allowed and are owed the amounts from the Company not paid by the Company in prior years. In addition, both are entitled to receive a bonus of 2.5% of net profit (before taxes) in excess of $500,000 in each fiscal year commencing with the fiscal year ending December 31, 1999, cost of living increase, a life insurance policy in the face amount of $1,000,000 payable to them. In addition, on a change of control, in the event either or both Mr. Weisz or Mr. Nussen, terminate their employment with the Company, they will each be entitled to receive a lump sum payment equal to 290% of their respective annual compensation for the five years preceding the date of termination.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, as at March 29, 2002 with respect to the shares of Common Stock which are beneficially owned by (i) any person (including any "group", as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934), who is known to the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, (ii) the executive officers of the Company named in the Summary Compensation Table under the caption "Executive Compensation" above, (iii) each director of the Company and (iv) all executive officers and directors of the Company as a group:

                                                                PERCENT OF
                                                                 SHARES
                                                              BENEFICIALLY
NAME AND ADDRESS                        SHARES OWNED              OWNED
------------------------------------  ----------------       ---------------
GEORGE WEISZ(1)
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001                     5,000,000              *

ISAAC NUSSEN(1)
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001                     5,000,000              *

ERIC J. ROTHSCHILD
131 WEST 35TH STREET
NEW YORK, NEW YORK 10001                        -0-                 -

MEYER KLEPNER                                   -0-                 -

ALL OFFICERS AND DIRECTORS AS A
GROUP (4 PERSONS)                           10,000,000              *

-----------
* Less than one (1) percent
(1) George Weiss and Isaac Nussen are the holders of preferred stock entitling the holders to the right to vote 54% of the total votes entitled to vote at a meeting of stockholders of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         At December 2001, the Company owed George Weisz and Isaac Nussen $390,534 in connection with certain interest free loans made to the Company.

ITEM 13. EXHIBITS AND REPORTS ON FORM 10-KSB.

a)       EXHIBITS

   Exhibit Number   Description
   --------------   ------------------------------------------------------------
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

       *10.1        Stock Option Plan.

       *10.2        Securities Purchase Agreement relating to the Debentures.

       *10.3        Form of 8% Convertible Debentures.

       *10.4        Form of Warrant between the Registrant and the Debenture
                    Holder.

                    Share Purchase Agreement dated April 3, 2000, by and among UVGI, Advanced Ceiling and the **10.5 shareholders of Advanced Ceiling.

      **10.6        Plan of Merger dated April 7, 2000.

      **10.7        Form of Acceptance and Sale Agreement dated April 3, 2000.

     ***10.8        Limitations on Conversion and Resale of 8% Convertible
                    Debentures

     ***10.9        Form of Amended 8% Convertible Debentures.

    ***10.10        Purchase Lease and Service Agreement dated October 2, 2000.

    ***10.11        Independent Contractor's Agreement dated October 2, 2000.

* This exhibit has been incorporated by reference from Registration Statement on Form SB-2, file no. 333-92037, filed on December 3, 1999.

** This exhibit has been incorporated by reference from the Current Report on Form 8-K, file no. 000-28663, filed on June 15, 2000.

*** This exhibit has been incorporated by reference from the Annual Report on Form 10-KSB, file no. 000-28663, filed on April 17, 2001.

b)       REPORTS ON FORM 8-K

         No Reports on Form 8-K were filed by the Company during the last fiscal quarter of the Company's fiscal year ended December 31, 2001.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMERICAN JEWELRY CORP.

Dated: April 15, 2002
                                        By:  /s/ Isaac Nussen
                                           -------------------------------------
                                           Isaac Nussen
                                           President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                         CAPACITY                           DATE
------------------   ---------------------------------------  ------------------

/s/ Isaac Nussen     President, Chief Executive Officer and
------------------   Director                                 April 15, 2002
Isaac Nussen

/s/ George Weisz     Chief Operating Officer and Director     April 15, 2002
------------------
George Weisz

/s/ Meyer Klepner    Director                                 April 15, 2002
------------------
Meyer Klepner
------------------

                     Director                                 __________, 2002
------------------
Eric Rothschild