Form 10QSB
period 2002-03-31
AMERICAN JEWELRY CORP
filed 2002-06-04
CIK 1098332

                   U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: March 31, 2002
                                --------------

                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________________________ to __________________
Commission File Number:  0-28663
                         -------

                             AMERICAN JEWELRY CORP.
                             ----------------------
      (Exact name of small business issuer as specified in its charter)

           NEVADA                                      65-0675444
           ------                                      ----------
(State or other jurisdiction or             (I.R.S. Employer Identification No)
 incorporation or organization)

             131 West 35th Street, New York, New York       10001
            ---------------------------------------------------------
             (Address of principal executive offices)     (Zip Code)

                                  212-736-0880
                                  ------------
                           (Issuer's telephone number)


      (Former name, former address and former fiscal year, if changed since last report)

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period) that the issuer was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

                                                    YES     X       NO
                                                                       -------

                             American Jewelry Corp.
                                   Form 10-QSB
                      For the Quarter ended March 31, 2002

Part I. Financial Information Page
Item 1. Consolidated Financial Statements.

Balance sheet as of March 31, 2002                                F-1

Statements of Operations for the Three Months ended
March 31, 2002 and March 31, 2001                                 F-2

Statements of cash flows for the three months ended
March 31, 2002 and March 31, 2001.                                F-3

Notes of financial statements.                                    F-4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operation.                       F-5

Part II. Other Information
Item 1.     Legal Proceedings.                                    3
Item 2.     Changes in Securities and Use of proceeds.            3
Item 3.     Defaults upon Senior Securities.                      3
Item 4.     Submission of Matters to a Vote of Security Holders.  3
Item 5.     Other Information.                                    3
Item 6.     Exhibits and Reports on Form 8-K                      3

                                  BALANCE SHEET
                            AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 March 31, 2002
                                   (Unaudited)

                                     ASSETS
                                     ------
CURRENT ASSETS:

Cash                                                                      $        329
Accounts receivable-net                                                        372,105
Inventories                                                                  3,432,215
Prepaid expenses                                                                23,785
                                                                          ------------


      TOTAL CURRENT ASSETS                                                   3,828,434

PROPERTY AND EQUIPMENT, net                                                    309,437

OTHER ASSETS:

Intangible assets                                                              279,870
                                                                          ------------
                                                                          $  4,417,741
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

CURRENT LIABILITIES:

Bank Overdraft                                                            $      7,700
Accounts payable and accrued expenses                                        1,417,568

Convertible debentures                                                         161,203
                                                                          ------------

      TOTAL CURRENT  LIABILITIES                                             1,586,471
                                                                          ------------

DUE TO STOCKHOLDERS                                                            400,025
                                                                          ------------

STOCKHOLDERS' EQUITY:

Preferred stock, $.001 par value - 5,000,000 shares authorized, 200,000
  Series A shares issued and outstanding                                           200

Common Stock, $.01 par value  - 5,000,000,000 shares authorized,
  3,782,211,040 shares issued and outstanding                                3,789,211

Additional paid-in capital                                                  54,893,282
Treasury Stock at cost, 45,000 shares                                          (10,428)
Accumulated deficit                                                        (56,241,020)
                                                                          ------------

      TOTAL STOCKHOLDERS' EQUITY                                             2,431,245
                                                                          ------------
                                                                          $  4,417,741
                                                                          ============

    See notes to consolidated financial statements

                            AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                               Three Months Ended
                                                                     March 31,
                                                             2002                2001
                                                        ---------------    ---------------
Net sales                                               $       243,844    $     1,375,681

Cost of goods sold                                              194,128          1,112,150

Gross profit                                                     49,716            263,531

Selling, general and administrative expenses                    695,655            323,144
                                                               (645,939)          (359,613)
Interest expense - non-cash                                   5,048,461            232,384

Net income (loss)                                       $    (5,694,400)   $      (591,997)
                                                        ===============    ===============

Basic and diluted net income (loss) per common share:   $         (0.00)   $         (0.00)
                                                        ===============    ===============

Weighted average common shares outstanding                1,351,911,520        323,867,559
                                                        ===============    ===============

                 See notes to consolidated financial statements

                            AMERICAN JEWELRY CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                              2002            2001
                                                                           -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES :

Net Income (loss)                                                          $(5,694,400)   $  (591,997)

      Adjustment to reconcile net loss to net cash provided by (used in)
        operating activities:
      Depreciation and amortization                                             52,500         51,490
      Officers' compensations contributed to capital                                --        112,500
      Interest expenses on conversion benefit                                5,048,461        212,384
      Accounts receivable                                                      553,946        509,399
      Inventories                                                              (80,000)       267,860
      Other assets                                                              (4,635)        (1,257)
      Accounts payable and accrued expenses                                    111,937         76,213
                                                                           -----------    -----------
Net cash provided by (used in) operating activities                            (12,191)       636,592
                                                                           -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES:

      Proceeds from convertible debentures                                          --        100,000
      Repayment of loan payable                                                     --       (833,871)
      Advances from stockholders                                                 9,491             --
      Increase in bank overdraft                                                 2,700             --
                                                                           -----------    -----------

Net cash (used in) provided by financing activities                             12,191       (733,871)

Net increase in cash                                                                --        (97,279)

Cash - beginning of period                                                         329         99,308
                                                                           -----------    -----------

Cash - end of period                                                       $       329    $     2,029
                                                                           ===========    ===========

NON-CASH FINANICING AND INVESTING ACTIVITIES:
      Issuance of stock for settlement of debt                             $    92,627    $    52,160
                                                                           ===========    ===========



                See notes to consolidated financial statements

                              American Jewelry Corp
                                and Subsidiaries
                  Notes to Consolidated Financial Statements

      1. BASIS OR PRESENTATION "GOING CONCERN"

The accompanying condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002.

The company's financial statements are prepared using generally accepted accounting principles applicable to a going concern, which contemplated the realization of assets and liquidation of liabilities in the normal course of business. The Company has incurred significant losses resulting in an accumulated deficit at March 31, 2002 of approximately $56 million. The Company continues to be dependent on continued financing from investors to sustain its activities. There is no assurance that such financing will be available. These factors raise substantial doubt about the Company's ability to continue as a going concern.

      2. STOCKHOLDERS' EQUITY

In April 2002, the Company increased its number of authorized shares of common stock, par value $0.01 to 5 billion shares.The financial statements reflect this transaction.

During the three months ended March 31, 2002, the Company issued 3,439,272,782 common shares upon conversion of debentures payable of $92,627.

      3. LITIGATION

A pleading denominated as a "Petition for delivery of property not in possession of defendant Lyle Pfeffer" ("Petition") was filed in the Supreme Court of the State of New York, County of Rockland, on or about January 17, 2001, by the receiver for the national heritage life insurance company ("NHL"). The petition alleges various causes of action, which, in summary, collectively allege that, in connection with a New Jersey real estate transaction that occurred in the later part of 1993, Jarnow Corporation, a subsidiary of the Company, was the recipient of certain sums of money that were initially fraudulently obtained (by a third party) from NHL. The Petition seeks damages in the amount of $6,200,000,00. The Company filed an answer on March 16, 2001, denying the allegations set forth in the petition.

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

      4. SUBSEQUENT EVENT

In May 2002, the Company signed a definitive term sheet with a financing group pursuant to which it acquired a 50.1% membership interest in LT Jewelry LLC, a Delaware limited liability company ("LT Jewelry"). LT Jewelry will be engaged in the business of supplying gold jewelry products to companies for wholesale and retail sales.

MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three month period ended March 31, 2002 compared to three month period ended March 31, 2002.

Net sales amounted to approximately $244,000 for the three month period ended March 31, 2002 compared to approximately $1,376,000, a decrease of $1,132,000 or 82%, from the three month period ended March 31, 2001.The decline in sales is due to a slow down in the economy during 2001 and the beginning of 2002, which particularly affected the jewelry industry.

Gross profit decreased by $214,000, or 81%, to approximately $50,000 for the three month period ended March 31, 2002 from approximately $264,000 for the three month period ended March 31, 2001. Gross profit as a percentage of net sales increased to 20% for the three month period ended March 31, 2002 from 19% for the three month period ended March 31, 2001.

Selling general and administrative expenses increased by $73,000, or 12%, to approximately $696,000, or 285% of net sales, for the three month period ended March 31, 2002, from approximately $323,000 or 45% of net revenues for the three month period ended March 31, 2001. The increase in expenses was not proportionate to decrease in sales because fixed overhead costs do not fluctuate with changes in sales.

Interest non-cash increased for the period ended March 31, 2002 to approximately $5,049,000 from approximately $233,000 for the three month period ended March 31, 2001 due to imputed interest on convertible debentures, beneficial convertible features and a conversion inducement expense.

LIQUIDITY AND CAPITAL RESOURCES

Historically the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the three month period ended March 31, 2002, the company financed operations from proceeds from sales. We believe the company will be able to finance future operations from cash generated from operations.

Working capital decreased by approximately $5,102,000 to approximately $2,242,000 at March 31, 2002, from $7,344,000 at March 31, 2001.

The company's operating activities used cash in the amount of approximately $12,000 for the three month period ended March 31, 2002 as compared to generation of cash of approximatley $637,000 for the same period in 2001. There were no investing activities for these periods.

The company generated net cash from financing activities in the amount of approximately $12,000 during the three month period ended March 31, 2002, as compared to use of cash of approximately $734,000 during the three month period ended March 31, 2001. The principal use of cash for financing activities for the three month period ended March 31, 2001 was repayment of debt to stockholders.

                           PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.

                  Incorporated by reference herein to the Company's Form 10-KSB for the fiscal year ended December 31, 2001 as filed with the Securities and Exchange Commission on April 19, 2002.

Item 2.     Changes in Securities and Use of Proceeds.

            None.

Item 3.     Defaults Upon Senior Securities.

            None.

Item 4.     Submission of Matters to a Vote of Security Holders

            None.

Item 5.     Other Information.

            None.

Item 6.     Exhibits and Reports on Form 8-K

            a. Exhibits

               None.

            b. Reports on Form 8-K.

               Current Report on Form 8-K filed with the Securities and Exchange Commission on March 7, 2002 under Item 5, Other Events.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 of 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date June 4, 2002

                                    American Jewelry Corp

                                    By:   /s/ Isaac Nussen
                                          ----------------
                                          Name: Isaac Nussen
                                          Title: President and Chief
                                          Executive Officer