Form 10QSB
period 2002-06-30
AMERICAN JEWELRY CORP
filed 2002-09-11
CIK 1098332

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D. C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR
     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the transition period from               to

                         Commission file number 0-28663

                                MSM JEWELRY CORP.
        (Exact name of small business issuer as specified in its charter)

         NEVADA                                            65-0675444
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

                             American Jewelry Corp.
              (Former Name, Former Address and Former Fiscal Year,
                          if Changed Since Last Report)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date: Common Stock, $.01 par value per share
- 10,518,985 shares outstanding as of June 30, 2002; Series A Preferred Stock, $.01 par value per share - 200,000 shares outstanding as of June 30, 2002.

                                MSM JEWELRY CORP.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2002

PART I.   FINANCIAL INFORMATION                           PAGE
                                                          ----

Item 1.     Financial Statements.

            Index to Financial Statements                  F-1

            Consolidated Balance Sheets as of June 30,     F-2
            2002

            Consolidated Statement of Operations for the
            Three Months ended June 30, 2002 and June
            30, 2001, and for the Six Months ended June
            30, 2002 and June 30, 2001.                   F-3

            Consolidated Condensed Statements of Cash
            Flows for the Six Months ended June 30, 2002
            and June 30, 2001                             F-4

            Notes to Financial Statements                 F-5

Item 2.     Management's Discussion and Analysis of        7
            Financial Condition and Results of Operations

PART II  OTHER INFORMATION

Item 1.     Legal Proceedings.                             9

Item 2.     Changes in Securities and Use of Proceeds      9

Item 3.     Defaults upon Senior Securities                9


Item 4.     Submission of Matters to a Vote of Security    9
            Holders

Item 5.     Other Information                              9

Item 6.     Exhibits and Reports on Form 8-K.              9

                                MSM JEWELRY CORP.
                                AND SUBSIDIARIES
                          INDEX TO FINANCIAL STATEMENTS

Consolidated Balance Sheet . . . . . . . .  F-2

Consolidated Statements of Operations. . .  F-3

Consolidated Statements of Cash Flows. . .  F-4

Notes of Consolidated Financial Statements  F-5

                                MSM JEWELRY CORP.
                                AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                  June 30, 2002

                                     ASSETS


CURRENT  ASSETS:

      Cash                                                  $        477

      Accounts receivable, net                                   272,116

      Prepaid Expense                                             30,365

      Inventory                                                3,552,215
                                                              ----------
               TOTAL CURRENT ASSETS                            3,855,173

PROPERTY AND EQUIPMENT, net                                      275,687

OTHER ASSETS:

      Other                                                      261,450
                                                              ----------
                                                            $  4,392,310
                                                              ==========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

      Accounts payable and accrued expenses                 $  1,531,813
      Convertible debentures                                     125,893
                                                              ----------
               TOTAL CURRENT LIABILITIES                       1,657,706
Loans payable                                                    320,525

STOCKHOLDERS' EQUITY:
      Common stock, $.01 par value, 5,000,000,000 shares
      authorized, 32,479,681 shares issued and outstanding        32,480
      Preferred stock, $.01 par value 5,000,000 shares
      authorized, 200,000 Series A shares issued and
      outstanding                                                    200
      Treasury stock                                             (10,428)
      Additional paid-in capital                              61,165,220
      Accumulated deficit                                    (58,773,393)

               TOTAL STOCKHOLDERS' EQUITY                      2,414,079
                                                            $  4,392,310


                 See notes to consolidated financial statements

                                MSM JEWELRY CORP.
                                AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended June 30     Six Months Ended June 30,
                                                      ------------  ------------   ------------  ------------
                                                            2002          2001          2002          2001
                                                      ------------  ------------   ------------  ------------

Net sales                                              $   309,346   $ 2,112,283   $   553,190   $ 3,487,964

Cost of goods sold                                         231,063     1,513,289       425,191     2,625,439

Gross profit                                                78,283       598,994       127,999       862,525

Non cash compensation expense                                    -       225,000             -       225,000

Selling, general and administrative                        130,759       592,718       826,414     1,215,862

Stock compensation                                       2,479,897     2,443,197     7,528,358     2,657,741

Income (loss) from operations                           (2,532,373)   (2,661,921)   (8,226,773)   (3,236,078)
                                                      ------------  ------------   ------------  ------------
Interest expense                                                 -        43,529             -        61,369

Net income (loss)                                      $(2,700,533)   (2,700,533)  $(8,226,773)  $(3,292,530)
                                                      ============  ============   ============  ============
Basic and diluted net income (loss) per share

Net income (loss) per share                            $     (1.10)  $     (0.69)  $     (6.54)  $     (1.32)
                                                      ============  ============   ============  ============
                                                      -------------------------------------------------------
Weighted average common shares outstanding               2,312,407     3,916,554     1,258,623      2,506,185 *
                                                      ============  ============   ============  ============
                                                      -------------------------------------------------------
* Prior periods share restated 1:7000 reverse split.


                 See notes to consolidated financial statements

                             STATEMENT OF CASH FLOWS
                        MSM JEWELRY CORP.AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                        Six  months  ended  June  30,
                                                             2002           2001
CASH FLOWS FROM OPERATING ACTIVITIES :
  Net loss                                                $ (8,226,773)  $(3,292,530)
                                                          -------------  ------------
  Adjustment to reconcile net loss to net cash
  provided by (used in) operating activities:
    Depreciation                                                67,500        65,480
    Amortization                                                37,500        37,500
    Officers' compensation                                                   225,000
    Fee and interest on convertible debentures                                46,286
    Interest expense on conversion benefit                   7,528,358     2,657,741
      Change in assets and liabilities;
  Increase in accounts receivable                              653,935       501,714
  Increase (Decrease) in inventories                          (200,000)      500,000
  Decrease in other assets                                     (11,545)      (33,626)
  Increase in accounts payable and accrued expenses            226,180        80,097
                                                          -------------  ------------
    Total adjustments                                        8,301,928     4,080,192
                                                          -------------  ------------
Net cash provided by operating activities                       75,155       782,745
                                                          -------------  ------------
CASH FLOWS FROM INVESTING ACTIVITIES :
  Acquisition of property and equipment                              -             -

CASH FLOWS FROM FINANCING ACTIVITIES:                                -
  Proceeds from convertible debentures                               -       600,000
  Redemption of treasury stock                                       -        10,428)
  Repayment to stockholders                                   ( 70,009)   (1,446,847)
                                                          -------------  ------------
Net cash used in (provided by) by financing activities        ( 70,009)   (  857,275)
                                                          -------------  ------------
Net increase (decrease) in cash                                  5,146       (74,530)

Cash - beginning of year                                       ( 4,669)       99,308
                                                          -------------  ------------
Cash - end of year                                        $        477   $    24,778
                                                          =============  ============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION :
  Interest paid                                           $          -   $         -
                                                          =============  ============

NON-CASH FINANICING AND INVESTING ACTIVITIES:
  Conversion of debentures                                $    127,937   $   723,160
                                                          =============  ============

                 See notes to consolidated financial statements

                                MSM JEWELRY CORP.
                                AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS  OF  PRESENTATION

The accompanying condensed financial statements of MSM Jewelry Corp., formerly known as American Jewelry Corp., have been prepared in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

The results of operations for the six-month period ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ended December 31, 2002. The condensed interim financial statements should be read in conjunction with the audited financial statements and notes, contained in the Form 10-KSB filed on April 19, 2002.

2.     STOCKHOLDERS'  EQUITY

In April 2002, the Company increased its number of authorized shares of common stock, par value $0.01, to 5 billion shares. The financial statements reflect this transaction.

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

Management is vigorously contesting the allegations set forth in the Petition, and believes that these allegations are without merit. While the court has set some discovery target dates, and has a status conference scheduled for November 26, 2002, in view of the fact that motion practice has not begun and discovery is ongoing, it is currently anticipated that the matter will not be resolved before the latter part of 2003. It is premature to evaluate the likelihood of an unfavorable outcome in the event this matter should go to trial or the likelihood of settlement prior to trial. The foregoing notwithstanding, management and the principals are of the belief that at least 50% of the $6,000,000.00 in damages sought by the receiver is susceptible to dismissal by motion for summary judgment prior to completion of discovery and significantly before trial.

4.     COMMON  STOCK

On June 1, 2002 the Company elected to effect a 1:7000 reverse stock split of its common stock. Concurrent with the reverse split, the Company's ticker symbol changed to AMJW (OTC BB). On July 1, 2002 the Company changed its name to MSM Jewelry Corp. The Company's ticker symbol was changed accordingly to MSMJ (OTC
BB).

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

SIX-MONTH AND THREE MONTH PERIODS ENDED JUNE 30, 2002 COMPARED TO SIX-MONTH AND THREE MONTHS PERIODS ENDED JUNE 30, 2001

     Net sales amounted to $553,190 for the six-month period ended June 30, 2002, compared to $3,487,964 a decrease of $2,934,774 or 84% from the six-month period ended June 30, 2001. Net sales for the three-month period ended June 30, 2002 were $309,346 compared to $2,112,283 for the same period in 2001, a decrease of 85%. The decline in sales is due to a slow down in the economy during the fourth quarter of 2001 and the beginning of 2002, which particularly affected the jewelry industry and delays in payments for goods shipped.

Gross profit decreased by $734,526 or 85%, to $127,999 for the six-month period ended June 30, 2002 from $862,525 for the six-month period ended June 30, 2001. Gross profit for the three-month period ended June 30, 2002 decreased by $520,711 to $ 78,283 in 2002 from $598,994 for the same period in 2001. Gross profit, estimated by management for interim periods, was decreased to 23% for the six-month period ended June 30, 2002 from 25% for the six-month period ended June 30, 2001. This reduction is not deemed material and is subject to adjustments in later periods.

Selling, General and Administrative expenses decreased by $389,448, or 32% to $826,414 for the six-month period ended June 30, 2002, from $1,215,862 or 35% of net revenues for the six-month period ended June 30, 2001. Selling, General and Administrative expenses decreased by $461,959, to $130,759 for the three-month period ended June 30, 2002, from $592,718 or 22% of net revenues for the three-month period ended June 30, 2001. The decrease in expenses was due to decrease in sales.

Interest non-cash increased for the six-month period ended June 30, 2002 to $7,528,358 from $2,657,741 for the six-month period ended June 31, 2001. Interest non-cash increased for the three-month period ended June 30, 2002 to $2,479,897 from $2,443,197 for the three-month period ended June 31, 2001. The increase is due to imputed interest on convertible debentures, beneficial convertible features and a conversion inducement expense.

LIQUIDITY  AND  CAPITAL  RESOURCES

     Historically the Company financed operations principally through collections of accounts receivable, loans from financing institutions, issuance of stock and advances from officers. In the six months ended June 30, 2002, the Company financed operations from proceeds from sales. We believe the Company will be able to finance future operations from cash generated from operations.

Working capital decreased by $6,031,470 to $ 2,323,360 at June 30, 2002, from $8,354,830 at June 30, 2001.

The Company's operating activities generated cash in the amount of $ 75,155 for the six month period ended June 30, 2002 as compared to $ 782,745 for the same period in 2001. There were no investing activities in 2002. In the six months ended June 30, 2001 the Company acquired no property or equipment.
The Company used net cash in financing activities in the amount of $70,009 during the six month period ended June 30, 2002, as compared to $857,275 during the six month period ended June 30, 2001. The principal use of cash in financing activities in 2002 was repayment of debt and advances to stockholders.

                          PART II - OTHER INFORMATION

Item  1.  Legal  Proceedings.

     None

Item  2.  Changes  in  Securities  and  Use  of  Proceeds.

     None

Item  3.  Defaults  Upon  Senior  Securities.

     None

Item  4.  Submission  of  Matters  to  a  Vote  of  Security  Holders

     None

Item  5.  Other  Information.

     None

Item  6.  Exhibits  and  Reports  on  Form  8-K

          a. Exhibits

             Exhibit  No.              Description

                  99 Certification Pursuant to Section 906 of Sarbanes-Oxley Act of 2002

          b. Reports  on  Form  8-K.

             None

                                   Signatures

     Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  September  11,  2002

                                   MSM  Jewelry  Corp.

                                   By:     /s/  Isaac  Nussen
                                           -----------------------------
                                           Name:  Isaac  Nussen
                                           Title:  President  and  Chief
                                           Executive  Officer